Form 10KSB
period 2006-12-31
CAB-TIVE ADVERTISING, INC.
filed 2007-04-12
CIK 1381192

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 333-138869

CAB-TIVE ADVERTISING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5609647
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

2921 N. Tenaya Way, Suite 211, Las Vegas, Nevada 89128.

(Address of Principal Executive Offices)

(702) 281-7850

(Issuer’s telephone number)

______________

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Revenues for year ended December 31, 2006:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 11, 2007 was:  $-0-

Number of shares of our common stock outstanding as of April 11, 2007 is: 4,750,000

The Company has retained the services of Pacific Stock Transfer Company to facilitate the processing of the stock certificates.  Pacific Stock Transfer Company is a registrar and transfer agency located at 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 having a telephone number of (702) 361-3033.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 11, 2007:  4,750,000 shares of common stock.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

Cab-tive Advertising, Inc. (“Company”) was incorporated in the State of Nevada on September 22, 2006. Cab-tive Advertising, Inc. is a developmental stage company with a principal business objective of offering quality advertising to a captive audience in taxicabs, people movers, buses, trains, ferries, limousines, airplanes, and monorails. Our units deliver an audio and visual presentation that reaches out to multiple senses and leaves the passenger with a more indelible impression than any other kind of out-of-home advertising.

The Company’s current mandate is to take advantage of both time and space to get our clients’ message to the right audience at the right time. Recent articles on advertising and traditional media have suggested that effectively targeting the right audience at the right time is becoming increasingly difficult for advertisers. Our society has become more mobile and sophisticated at handling multiple tasks, thus tuning out unnecessary or unwanted information including billboards and radio advertisements. The search for alternative media has mushroomed from product advertisements on the floors of grocery stores, to audio monitors on gas station pumps, to pop-up ads on automated teller machines. Using state-of-the-art technology, Cab-tive Advertising plans to install touch screen monitors with accompanying units that run full motion video advertisements in taxis and limousines. Other forms of transportation including mass transit can utilize monitors that run full motion video advertisements or pop-up advertisements. Another feature we offer is scrolling messaging and instant messaging that appears along the bottom of the monitor. It has been proven that if you deliver a message to a consumer when they least expect it, they will pay more attention to the message and as a result a more indelible impression of the content will be made on the consumer.

Cab-tive Advertising is a development stage company that has not significantly commenced its planned principal operations. Cab-tive Advertising operations to date have been devoted primarily to startup and development activities, which include the following:

1.

Formation of the Company;

2.

Development of the Cab-tive Advertising business plan;

3.

Conducted detailed research on potential markets in North America and Asia;

4.

Identified vendors to manufacture and provide products to our configuration and specification;

5.

Identified two prospective client/partners in two different countries to market/sell our products;

6.

Formulated pilot programs for prospective markets;

7.

Conducted in depth research and development and tailored our products for specific modes of transportation;

8.

Developed and directed the manufacturing of installation units and desktop demonstration unit;

9.

Produced marketing material including promotional CD’s and DVD’s.

Cab-tive Advertising, Inc. is attempting to become operational. In order to generate revenues, Cab-tive Advertising must address the following areas:

1. Develop and Implement a Marketing Plan: At the present, Cab-tive Advertising has plans to hire and manage an internal sales force for selling units and managing our own acquired portfolio of installed units. Cab-tive Advertising is also exploring opportunities that exist within the out-of-home media industry to joint venture or partner with other companies for the sales of the units and the advertising content. The overall strategy of the Company encompasses initially focusing efforts on securing taxicab interior lease contracts. The leases allow Cab-tive Advertising the rights to install our products in their taxicabs and most contracts grant exclusivity to the entire interior. The Company has already devoted significant time and effort in this area with pilot projects already planned. Cab-tive Advertising then plans to sell the advertising space, pop-up banner space, and scrolling messaging content. Cab-tive Advertising also has plans to contact advertising and marketing companies to help sell the advertising space. The Company will initially approach advertising companies that already market to the out-of-home industry. Prospects include advertising/marketing companies that sell taxi top advertising, bus shelter advertising, and billboard advertising.

After years of research coupled with management’s experience, the company has assembled criteria for pursuing and entering a market. Each market requires evaluation and certain criteria satisfied before the company can justify committing resources. The result of this research serves as a template when considering virtually any market in the world. Management has identified over twenty markets in North America alone that are realistic prospects.

2. Tailoring our website: Cab-tive Advertising has a web site located at www\\cabtive.com. Upon securing additional funding, the Company has plans to enhance the web site.

Since our inception on September 22, 2006 to September 30, 2006, the Company did not generate any significant revenues and has incurred a cumulative net loss of approximately $52,500.00. We believe that the recurring revenues from sales of services eventually will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from sales, leases, and joint venture operations will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Cab-tive Advertising, Inc. currently has one officer and one director. Both individuals allocate time and personal resources to Cab-tive Advertising on a part-time basis.

As of the date of this prospectus, Cab-tive Advertising has 4,750,000 shares of $0.001 par value common stock issued and outstanding.

Cab-tive Advertising, Inc. has administrative offices located at 2921 N. Tenaya Way, Suite 211, Las Vegas, Nevada 89128.

Cab-tive Advertising, Inc.’s fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Brian Blaszczak, our President, Secretary and Treasurer has agreed to allocate a portion of his time to our activities without compensation.  Mr. Alan Blaszczak also serves as a Director of Cab-tive Advertising.

ITEM 2.

DESCRIPTION OF PROPERTY

Cab-tive Advertising entered into a six-month lease agreement for administrative office space located at 2921 N. Tenaya Way, Suite 211, Las Vegas, Nevada 89128.  The monthly lease payment is $575.70 and the lease term is from 18 January 2007 and ends on the 31st day of July 2007.  Brian Blaszczak, President, Secretary, Treasurer, and Director personally guaranteed the lease.  There are currently no proposed programs for the renovation, improvement, or development of the facility.

Cab-tive Advertising management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Cab-tive Advertising does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.

LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2006, there was 1 (one) shareholder of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available based on our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.

MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

On December 6, 2006 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein we registered 2,000,000 shares of our $.001 common stock in order to raise $100,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date we have raised $97,500.00 and are working on completing and submitting the Form 211 to the NASD.

Results of Operation

We did not have any operating income from inception (September 21, 2006) through December 31, 2006.  For the year ended December 31, 2006, we recognized a net loss of $52,500.00.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and business development.

Liquidity and Capital Resources

At December 31, 2006, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and business development expenses.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

CAB-TIVE ADVERTISING, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

Cab-Tive Advertising, Inc.

Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cab-Tive Advertising Inc. (A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Cab-Tive Advertising Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception September 21, 2006, through December 31, 2006, and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cab-Tive Advertising Inc (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception September 21, 2006, through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, The Company incurred net losses of approximately $52,500 from the period of September 21, 2006 (Date of Inception) through December 31, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 10, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEET

As of
December 31, 2006
ASSETS
Current assets
Cash	1,589
Total current assets	1,589

Computer equipment, net	3,563

Total assets	$ 5,152

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	13,539
Accrued interest payable	250
Short-term notes payable	20,000
Advance from shareholder	107
Total current liabilities	33,896

Stockholders' (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	--
Common stock; $.001 par value, 70,000,000 shares
authorized, 6,700,000 shares issued and outstanding	6,700
Additional paid in capital	114,550
Accumulated deficit	(52,494)
68,756
Less: stock issued for receivable	(97,500)
Total stockholders' (deficit)	(28,744)

Total liabilities and stockholders' equity	$ 5,152

The accompanying notes are an integral part of these financial statements

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

September 21, 2006
(Inception)
through
December 31, 2006

Revenue	$ --

Operating expenses
General and administrative	52,216
Depreciation expense	32
Total operating expenses	52,248

Loss from operations	(52,248)

Other income (expenses):
Interest income	4
Interest expense	(250)
Total other income (expenses)	(246)

Loss before provision for income taxes	(52,494)
Provision for income taxes	--

Net (loss)	$ (52,494)

Basic and diluted loss per common share	$ (0.08)

Basic and diluted weighted average
common shares outstanding	691,791

The accompanying notes are an integral part of these financial statements

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

September 21, 2006
(Inception)
through
December 31, 2006
Cash flows from operating activities:
Net loss	$ (52,494)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	32
Stock issued for services	21,250
Changes in operating assets and liabilities:
Increase in accounts payable	13,539
Increase in accrued interest payable	250
Net cash used in operating activities	(17,423)

Cash flows from investing activities:
Purchase of computer equipment	(1,095)
Net cash used in investing activities	(1,095)

Cash flows from financing activities:
Advance from shareholder	107
Proceeds from notes payable	20,000
Net cash provided by financing activities	20,107

Net increase in cash	1,589

Cash, beginning of period	--

Cash, end of period	$ 1,589
100
Non cash investing and financing activities:
Issuance of common stock for services	21,250
Issuance of common stock for equipment	2,500
Issuance of common stock for receivable	97,500

The accompanying notes are an integral part of these financial statements

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

					Additional		Shares	Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Issued for	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance at September 21, 2006 (Date of Inception)	--	$ --	--	$ --	$ --	$ --	$ --	$ --

Shares issued for services	4,250,000	$ 4,250	--	--	17,000.00	--	--	21,250
Shares issued for equipment	500,000	$ 500	--	--	2,000.00	--	--	2,500
Shares issued for receivable	1,950,000	$ 1,950	--	--	95,550.00	--	(97,500)	--
				--
Net loss	--	--	--	--	--	(52,494)	--	$ (52,494)

Balance, December 31, 2006	6,700,000	$ 6,700	--	$ --	$ 114,550	$ (52,494)	$ --	$ (28,744)

The accompanying notes are an integral part of these financial statements

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are the representation of management.  These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied.

Description of business and history – Cab-Tive Advertising, Inc., a Nevada corporation, (hereinafter referred to as the “Company” was incorporated in the State of Nevada on September 21, 2006.  The Company is new public transportation advertising media business that is dedicated to bring advertiser supported rider communications to an out-of-home medium. The goal of Cab-Tive Advertising, Inc., is to provide quality advertising to a captive audience in taxicabs, limousines, airplanes and monorails. The Company’s operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company – The Company filed its articles of incorporation with the Nevada Secretary of State on September 21, 2006, indicating Brian Blaszczak as the incorporator.  The company filed its initial list of officers and directors with the Nevada Secretary of State on September 21, 2006, indicating it’s President as Brian Blaszczak.

Going concern – The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $52,500 from the period of September 21, 2006 (Date of Inception) through December 31, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of accounting – The Company's policy is to prepare the financial statements on the accrual basis of accounting.  The fiscal year end is December 31.

Cash and cash equivalents - Cash and cash equivalents include highly liquid, temporary cash investments with an original maturity of three months or less from the date of purchase.

Computer equipment – Computer equipment is stated at cost, net of accumulated depreciation.  The estimated useful life is 5 years and depreciation is computed using the straight-line method over the estimated useful life of the asset.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.  For the period from September 21, 2006 (Date of Inception) through December 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Concentration of risk – A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition – The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs – The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”  Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  The Company has recorded approximately $12,600 of advertising costs for the period from September 21, 2006, through December 31, 2006.

Fair value of financial instruments – The fair value of cash and cash equivalents, accounts payables approximates the carrying amount of these financial instruments due to their short maturity. The fair value of notes payables approximates the carrying amount of these financial instruments due to their short-term maturity.

2.   COMPUTER EQUIPMENT

Computer equipment	$ 3,595
Less accumulated depreciation	(32)
$ 3,563

3.

STOCKHOLDER’S EQUITY

The Company has 70,000,000 shares authorized and 6,700,000 issued and outstanding as of December 31, 2006.  The issued and outstanding shares were issued as follows:

On September 22, 2006, the Company issued 2,000,000 common shares at $0.001 par value to Brian Blaszczak, a shareholder for services provided.

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On December 19, 2006, the Company issued 2,250,000 common shares at $0.001 par value to Brian Blaszczak, a shareholder for services provided.

On December 19, 2006, the Company issued 500,000 common shares at $0.001 par value to Brian Blaszczak, a shareholder for equipment contributed.

On December 21, the Company issued 1,950,000 common shares at $0.001 par value for stock subscription receivable totaling $97,500.

4.

SHORT-TERM NOTES PAYABLE

The Company has a 5% interest bearing notes of $20,000.  The note matures on April 1, 2007, the balance and accrued interest is due in full at maturity.

As of December 31, 2006, $250 of interest expense was incurred.

5.

RELATED PARTY TRANSACTIONS

The Company issued 4,250,000 shares of common stock to its president for service provided valued at approximately $21,300.

The Company issued 500,000 shares of common stock to its president for equipment contributed valued at approximately $2,500.

6.

STOCK OPTIONS

As of December 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.

LITIGATION

As of December 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

8.

New Accounting pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a)  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations

CAB-TIVE ADVERTISING, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore and Associates, Chartered, CPAs, independent certified public accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2006, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Brian Blaszczak	46	President/Secretary/Director
Alan Blaszczak	44	Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Brian Blaszczak, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director:

Mr. Brian Blaszczak has over fourteen years of executive level experience working for public and private companies on a domestic and international basis. Prior to joining Cab-tive Advertising, Inc., Mr. Blaszczak was the Chief Operating Officer of Taxi Vision Media Inc. He was responsible for daily operations of the out-of-home media division and direct reports included three branch offices across North America. From 1996 to 2000 he was the Vice President of North American Operations for Telpac Industries Inc., a publicly traded company specializing in the development and exploitation of telecommunication technologies in China. Mr. Brian Blaszczak was instrumental in the growth of the company from inception to becoming a publicly traded company. From 1991 to 1996, he was the Founder and President of Versailles Group Ltd, a company engaged in trading commodities between the United States and Russia. From 1989 to 1991, Mr. Brian Blaszczak was the Financial Analyst for Kelpie Industries Ltd, an Australian-based company developing a pick-up truck with a bed that lowers to ground level. Prior to 1989, he worked for a large accounting firm and a computer company. He received a Bachelor of Business Administration degree in finance from Western Michigan University in 1983.

Alan Blaszczak, Director:

Mr. Blaszczak has over 24 years of product management, development, and manufacturing experience working for private engineering firms, OEM automobile manufacturers, and major Tier 1 suppliers to the auto industry. Mr. Blaszczak is a Sr. Account Manager and Program Manager with Lear Corporation one of the world largest suppliers of automotive interior systems and components. From 1995 to 2006 his combined time working for United Technologies and Lear Corporation he was responsible for many aspects of the product development and launch of major interior systems within the auto industry. Included in these duties were the management of component suppliers, tool manufacturers, engineering, and implementation at final manufacturing locations. From 1990 to 1995 he was a business manger for Textron Corporation based in Troy Michigan and was responsible for complete programs including quoting, sourcing, and all manufacturing deliverables. From 1982 to 1995 he gained experience as a designer working at tool manufacturers, worked as an advanced manufacturing engineer installing new product equipment for American motors in Toledo Ohio and Canadian facilities and Chrysler Corporation as a program manager bringing to market new vehicles. He received a Bachelors of Science Administration degree from Central Michigan University in 1992.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

Upon securing minimum placement proceeds, Cab-Tive Advertising has budgeted $2,000 per month as compensation for its President, Mr. Brian Blaszczak.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 4,750,000 shares of our common stock to the following persons for services:

Name	Number of Total Shares	% of Shareholdings
Brian Blaszczak	4,750,000	100%

The address for Mr. Blaszczak is 1930 Village Center Circle #3-230, Las Vegas, Nevada 89134.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cab-tive Advertising entered into a six-month lease agreement for administrative office space located at 2921 N. Tenaya Way, Suite 211, Las Vegas, Nevada 89128.  The monthly lease payment is $575.70 and the lease term is from 18 January 2007 and ends on the 31st day of July 2007.  Brian Blaszczak, President, Secretary, Treasurer, and Director personally guaranteed the lease.  There are currently no proposed programs for the renovation, improvement, or development of the facility.

Cab-tive Advertising management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Cab-tive Advertising does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 7 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1   Articles of Incorporation    (1)

3.2   By-laws    (1)

(1)

Incorporated by reference to our Form SB-2 (SEC File No. 333-138869).

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2006, we were billed approximately $ 2,500.00 for year end 2006 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $ 1,500.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2006, we were billed approximately $0.00 for 2006, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Other than an initial audit fee of $2,000.00, the Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAB-TIVE ADVERTISING, INC.

By:  /s/  Brian Blaszczak

BRIAN BLASZCZAK

President, Chief Executive Officer,

Chief Financial Officer,

Secretary and Director

By:  /s/  Alan Blaszczak

ALAN BLASZCZAK

Director

Dated:   April 11, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brian Blaszczak
President, Chief Executive Officer,	Dated: April 11, 2007
Chief Financial Officer,

/s/ Alan Blaszczak
Director	Dated: April 11, 2007