Form 10QSB
period 2007-03-31
CAB-TIVE ADVERTISING, INC.
filed 2007-05-15
CIK 1381192

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-138869

CAB-TIVE ADVERTISING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5609647
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

2921 N. Tenaya Way, Suite 211, Las Vegas, Nevada 89128

(Address of Principal Executive Offices)

(702) 281-7850

(Issuer’s telephone number)

None

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]     No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007:  6,700,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 22, 2006) and three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

CAB-TIVE ADVERTISING, INC.

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2007 (Unaudited) and December 31, 2006

	(Unaudited)
	March 31,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 49,456	$ 1,589
Prepaid expense	576	-
Total current assets	50,032	1,589

Property and equipment, net	14,316	3,563

Other assets	576	-

	$ 64,924	$ 5,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 13,270	$ 13,539
Accrued interest expense	433	250
Short-term notes payable	-	20,000
Advance from shareholder	107	107
Total current liabilities	13,810	33,896

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
Authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
Authorized, 6,700,000 shares issued and outstanding	6,700	6,700
Additional paid in capital	114,550	114,550
Accumulated (deficit)	(70,136)	(52,494)
	51,114	68,756
Less: stock issued for receivable	-	(97,500)
Total stockholders' equity (deficit)	51,114	(28,744)

	$ 64,924	$ 5,152

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three months ended March 31, 2007 (Unaudited) and

the period of September 21, 2006 (Inception) to December 31, 2006

	(Unaudited)	Inception to
	March 31,	December 31,
	2007	2006

Lease income	$ 6,000	$ -

Operating expenses:
General and administrative expenses	22,850	52,216
Depreciation expense	636	32
Total operating expenses	23,486	52,248

(Loss) from operations	(17,486)	(52,248)

Other income (expenses):
Interest income	27	4
Interest (expense)	(183)	(250)
Total other income (expenses)	(156)	(246)

(Loss) before provision for income taxes	(17,642)	(52,494)
Provision for income taxes	-	-

Net (loss)	$ (17,642)	$ (52,494)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)

Basic and diluted weighted average
common shares outstanding	6,700,000	2,500,000

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

For the Three months ended March 31, 2007 (Unaudited) and

the period of September 21, 2006 (Inception) to December 31, 2006

	(Unaudited)	Inception to
	March 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (17,642)	$ (52,494)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	$ 636	$ 32
Stock issued for services	-	21,250
Changes in operating assets and liabilities:
(Increase) in other assets	(576)	-
(Increase) in prepaid expense	(576)	-
(Decrease) increase in accounts payable	(269)	13,539
Increase in accrued interest expense	183	250
Net cash (used in) operating activities	(18,244)	(17,423)

Cash flows from investing activities:
Purchase of property and equipment	(11,389)	(1,095)
Net cash provided by investing activities	(11,389)	(1,095)

Cash flows from financing activities:
Advance from shareholder	-	107
Proceeds from issuance of notes payable	-	20,000
Payment on notes payable	(20,000)	-
Proceeds from stock subscriptions	97,500	-
Net cash provided by financing activities	77,500	20,107

Net increase in cash	47,867	1,589

Cash, beginning of period	1,589	-

Cash, end of period	$ 49,456	$ 1,589

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ -	$ 21,250
Issuance of common stock for equipment	$ -	$ 2,500
Issuance of common stock for receivable	$ -	$ 97,500

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Three months ended March 31, 2007 (Unaudited) and

the period of September 21, 2006 (Inception) to December 31, 2006

					Additional	Other		Shares	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Issued for	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Receivable	Equity (deficit)
Balance at September 21, 2006
(Date of Inception)	-	-	-	-	-	-	-	-	-

Shares issued for services	4,250,000	4,250	-	-	17,000	-	-	-	21,250
Shares issued for equipment	500,000	500	-	-	2,000				2,500
Shares issued for receivable	1,950,000	1,950	-	-	95,550			(97,500)	-
									-
Net loss	-	-	-	-	-	-	(52,494)	-	(52,494)

Balance, December 31, 2006	6,700,000	6,700	-	-	114,550	-	(52,494)	-	(28,744)

Collection of shares issued for receivable	-	-	-	-	-	-	-	97,500	97,500
									-
Net loss	-	-	-	-	-	-	(17,642)	-	(17,642)

Balance, March 31, 2007	6,700,000	6,700	-	-	114,550	-	(70,136)	97,500	51,114

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 12, 2007.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.  All such adjustments are of a normal recurring nature.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital to sustain its operations. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The interim financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months. However, should the Company’s sales not provide sufficient cash flow, the Company has plans to raise additional working capital through debt and/or equity financings.

NOTE 2 – REVENUES

The Company signed an agreement to lease its equipment and revenue is recorded when earned.

CAB-TIVE ADVERTISING, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS’ EQUITY

As of March 31, 2007, the Company has collected $97,500 in stock subscription receivable and has 6,700,000 shares of common stock issued and outstanding.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is computed on straight-line method over the following estimated useful lives:

Computer equipment	5 years
Office furniture and equipment	7 years

As of March 31, 2007, property and equipment consists of:

Computer equipment	$ 13,801
Office furniture and equipment	$ 1,183
Less accumulated depreciation	(668)
$ 14,316

NOTE 5 – OTHER ASSETS

As of March 31, 2007, the Company has approximately $580 of security deposit on the office rent.

NOTE 6 – SHORT-TERM NOTES PAYABLE

The Company had a 5% interest bearing note payable of $20,000. Principal and accrued interest was due on April 1, 2007.  As of March 31, 2007, the Company paid the principal balance in full and accrued approximately $180 of interest payable.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the normal course of business operation for the period ended March 31, 2007, the Company paid officer’s compensation expense of approximately $8,000 to its president/ shareholder for his services provided.

During the normal course of business operation for the period ended March 31, 2007, the Company paid professional fee of approximately $350 to its director.

During the period ended March 31, 2007, the Company advanced $5,200 to its president/ shareholder and received the payment in the same period.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On December 6, 2006 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein the Company registered 2,000,000 shares of our $.001 common stock in order to raise $100,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  To date the Company has raised $97,500.00 and are working on completing and submitting the Form 211 to the NASD.

Results of Operation

The Company had $6,000 of operating income from inception (September 22, 2006) through March 31, 2007. For the quarter ended March 31, 2007, the registrant recognized revenues of $6,000 and a net loss of $17,642.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At March 31, 2007 the Company generated lease income and may rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending continued development of the Company’s business model.

Critical Accounting Policies

Cab-Tive’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying  accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting  policies  impact  its financial condition and results of operations, Cab-tive Advertising views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Cab-tive Advertising’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure  controls  and  procedures  (as  defined  in  Rule  [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)

Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with  regard  to  significant  deficiencies  and  material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

a.)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

b.)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAB-TIVE ADVERTISING, INC.

Date: May 7, 2007

/s/ Brian Blaszczak

Brian Blaszczak

President, Treasurer, Secretary and Director

/s/ Alan Blaszczak

Alan Blaszczak

Director