Form 10QSB
period 2007-06-30
CAB-TIVE ADVERTISING, INC.
filed 2007-08-14
CIK 1381192

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007:  6,750,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [X]  No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]  No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 22, 2006) and three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

CAB-TIVE ADVERTISING, INC.

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 23,609	$ 1,589
Total current assets	23,609	1,589

Property and equipment, net	14,640	3,563

Other assets	576	-

	$ 38,825	$ 5,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 13,270	$ 13,539
Accrued interest expense	433	250
Short-term notes payable	-	20,000
Advance from shareholder	207	107
Total current liabilities	13,910	33,896

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 6,750,000 shares issued and outstanding	6,750	6,700
Additional paid in capital	115,500	114,550
Accumulated (deficit)	(97,335)	(52,494)
	24,915	68,756
Less: stock issued for receivable	-	(97,500)
Total stockholders' equity (deficit)	24,915	(28,744)

	$ 38,825	$ 5,152

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	September 21, 2006
	For the three	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2007	June 30, 2007

Lease income	$ 6,000	$ 12,000	$ 12,000

Operating expenses:
General and administrative expenses	32,478	55,328	107,544
Depreciation expense	754	1,390	1,422
Total operating expenses	33,232	56,718	108,966

(Loss) from operations	(27,232)	(44,718)	(96,966)

Other income (expenses):
Interest income	33	60	64
Interest (expense)	-	(183)	(433)
Total other income (expenses)	33	(123)	(369)

(Loss) before provision for income taxes	(27,199)	(44,841)	(97,335)
Provision for income taxes	-	-	-

Net (loss)	$ (27,199)	$ (44,841)	$ (97,335)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	6,717,901	6,717,901

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the six months ended June 30, 2007 (Unaudited) and

the period of September 21, 2006 (Inception) to December 31, 2006

					Additional	Other		Shares	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Issued for	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Receivable	Equity (deficit)
Balance at September 21, 2006
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services, $0.01 per share	4,250,000	4,250	-	-	17,000	-	-	-	21,250
Issuance of stock for equipment, $0.01 per share	500,000	500	-	-	2,000				2,500
Issuance of stock relating to private placement, $0.05 per share.	1,950,000	1,950	-	-	95,550			(97,500)	-

Net loss	-	-	-	-	-	-	(52,494)	-	(52,494)

Balance, December 31, 2006	6,700,000	6,700	-	-	114,550	-	(52,494)	-	(28,744)

Collection of shares issued for receivable	-	-	-	-	-	-	-	97,500	97,500
Issuance of stock relating to private placement, $0.05 per share,
net of $1,500 of offering costs	50,000	50	-	-	950	-	-	-	1,000

Net loss	-	-	-	-	-	-	(44,841)	-	(44,841)

Balance, June 30, 2007	6,750,000	6,750	-	-	115,500	-	(97,335)	97,500	24,915

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

			(Unaudited)
			For the period from
	(Unaudited)	(Unaudited)	September 21, 2006
	For the three	For the six	(date of inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2007	June 30, 2007

Cash flows from operating activities:
Net loss	$ (27,199)	$ (44,841)	$ (97,335)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	754	1,390	1,422
Stock issued for services	-	-	21,250
Changes in operating assets and liabilities:
(Increase) in other assets	-	(576)	(576)
Decrease in prepaid expense	576	-	-
(Decrease) increase in accounts payable	-	(269)	13,270
Increase in accrued interest expense	-	183	433
Net cash (used in) operating activities	(25,869)	(44,113)	(61,536)

Cash flows from investing activities:
Purchase of property and equipment	(1,078)	(12,467)	(13,562)
Net cash (used in) investing activities	(1,078)	(12,467)	(13,562)

Cash flows from financing activities:
Advance from shareholder	100	100	207
Proceeds from issuance of notes payable	-	-	20,000
Payment on notes payable	-	(20,000)	(20,000)
Proceeds from stock subscriptions	1,000	98,500	98,500
Net cash (used in) provided by financing activities	1,100	78,600	98,707

Net (decrease) increase in cash	(25,847)	22,020	23,609

Cash, beginning of period	49,456	1,589	-

Cash, end of period	$ 23,609	$ 23,609	$ 23,609

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ -	$ -	$ 21,250
Issuance of common stock for equipment	$ -	$ -	$ 2,500

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

NOTE 2 - REVENUES

The Company signed an agreement to lease its equipment and revenue is recorded when earned.

NOTE 3 - STOCKHOLDERS’ EQUITY

As of June 30, 2007, the Company has 6,750,000 shares of common stock issued and outstanding.

The Company initiated a Private Placement in December 2006 for the sale of 2,000,000 shares of common stock to investors at $0.05 per share.  During December 2006, the company issued 1,950,000 shares of common stock to 6 investors for stock subscription receivable totaling $97,500.

CAB-TIVE ADVERTISING, INC.

NOTES TO THE FINANCIAL STATEMENTS

On January 3, 2007, the Company has collected $97,500 in stock subscription receivable.

During April 2007, the Company issued remaining 50,000 shares of common stock to 22 investors.  As of May 4, 2007, the Company paid cash for offering costs of $1,500, receiving net cash proceeds of $1,000.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is computed on straight-line method over the following estimated useful lives:

Computer equipment	5 years
Office furniture and equipment	7 years

As of June 30, 2007, property and equipment consists of:

Computer equipment	$ 14,878
Office furniture and equipment	$ 1,183
Less accumulated depreciation	(1,421)
$ 14,640

NOTE 5 - OTHER ASSETS

As of June 30, 2007, the Company has approximately $580 of security deposit on the office rent.

NOTE 6 - SHORT-TERM NOTES PAYABLE

The Company had a 5% interest bearing note payable of $20,000. Principal and accrued interest was due on April 1, 2007.  On March 7, 2007, the Company paid the principal balance in full and accrued approximately $180 of interest payable.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the normal course of business operation for the six months ended June 30, 2007, the Company paid officer’s compensation of approximately $28,300 to its president/ shareholder for his services provided.

During the normal course of business operation for the six months ended June 30, 2007, the Company paid professional fee of approximately $950 to its director.

During the six months ended June 30, 2007, the Company advanced $5,200 to its president/ shareholder and received the payment in the same period.

The Company leases equipment and receives monthly payments of $2,000 from Promotions on Wheels Holdings, Inc, a company related by common ownership.  As of six months ended June 30, 2007, the company received $12,000 in rental income.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On December 6, 2006 we received approval from the Securities and Exchange Commission of our Registration Statement on Form SB-2 wherein the Company registered 2,000,000 shares of our $.001 common stock in order to raise $100,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange.  On May 4, 2007 all the subscriptions have been received from 28 investors, raising $98,500.00 in proceeds, net of $1,500.00 of offering costs.

On June 20, 2007, the Company received clearance of the Form 211 from the NASD for listing on the OTC Bulletin Board and Pink Sheets.

Results of Operation

The Company had $12,000 of operating income from inception (September 22, 2006) through June 30, 2007. For the quarter ended June 30, 2007, the registrant recognized revenues of $6,000 and a net loss of $27,199.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At June 30, 2007 the Company generated lease income and may rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending continued development of the Company’s business model.

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

Our Chief Executive Officer and Chief Accounting Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 20, 2007, the Company received clearance of the Form 211 from the NASD for listing on the OTC Bulletin Board and Pink Sheets.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAB-TIVE ADVERTISING, INC.

Date: July 31, 2007

/s/ Brian Blaszczak

Brian Blaszczak

President, Treasurer, Secretary and Director