Form 10QSB
period 2007-09-30
CAB-TIVE ADVERTISING, INC.
filed 2007-10-19
CIK 1381192

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X        No____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes

   No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007:  6,750,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  X  No ___

Transitional Small Business Disclosure Format (Check One) Yes ___ No  X

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition

Item 3.

Control and Procedures

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Changes in Securities

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (September 22, 2006) and three months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

CAB-TIVE ADVERTISING, INC.

Table of Contents

PAGE

BALANCE SHEET

F-1

STATEMENT OF OPERATIONS

F-2

STATEMENT OF CASH FLOWS

F-3

STATEMENT OF STOCKHOLDERS’ EQUITY

F-4

FOOTNOTES TO FINANCIAL STATEMENTS

F-5

CAB-TIVE ADVERTISING, INC.
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006

Current assets:
Cash	$ 2,283	$ 1,589
Total current assets	2,283	1,589

Property and equipment, net	13,854	3,563

Other assets	576	-

	$ 16,713	$ 5,152

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 13,270	$ 13,539
Accrued interest expense	433	250
Short-term notes payable	-	20,000
Advance from shareholder	207	107
Total current liabilities	13,910	33,896

Stockholders' equity (deficit)
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares
authorized, 6,750,000 shares issued and outstanding	6,750	6,700
Additional paid in capital	115,500	114,550
Accumulated (deficit)	(119,447)	(52,494)
	2,803	68,756
Less: stock issued for receivable	-	(97,500)
Total stockholders' equity (deficit)	2,803	(28,744)

	$ 16,713	$ 5,152

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		(Unaudited)
		For the period from
	(Unaudited)	(Unaudited)	September 21, 2006
	For the three	For the nine	(date of inception)
	months ended	months ended	through
	September 30, 2007	September 30, 2007	September 30, 2007

Lease income	$ 6,000	$ 18,000	$ 18,000

Operating expenses:
General and administrative expenses	27,337	82,665	134,881
Depreciation expense	786	2,176	2,208
Total operating expenses	28,123	84,841	137,089

(Loss) from operations	(22,123)	(66,841)	(119,089)

Other income (expenses):
Interest income	11	71	75
Interest (expense)	-	(183)	(433)
Total other income (expenses)	11	(112)	(358)

(Loss) before provision for income taxes	(22,112)	(66,953)	(119,447)
Provision for income taxes	-	-	-

Net (loss)	$ (22,112)	$ (66,953)	$ (119,447)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	6,750,000	6,728,718

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOW

(Unaudited)

For the period from

(Unaudited)

(Unaudited)

 September 21, 2006

For the three

For the nine

(date of inception)

months ended

months ended

through

September 30, 2007

September 30, 2007

September 30, 2007

Cash flows from operating activities:

  Net loss

 $                 (22,112)

 $                  (66,953)

 $                (119,447)

  Adjustments to reconcile net loss to

net cash used in operating activities:

Depreciation

                         786

                       2,176

                        2,208

Stock issued for services

                              -

                              -

                      21,250

  Changes in operating assets and liabilities:

(Increase) in other assets

                              -

                         (576)

                         (576)

(Decrease) increase in accounts payable

                              -

                         (269)

                      13,270

Increase in accrued interest expense

                              -

                          183

                          433

Net cash (used in) operating activities

                    (21,326)

                     (65,439)

                     (82,862)

Cash flows from investing activities:

Purchase of property and equipment

                              -

                     (12,467)

                     (13,562)

Net cash (used in) investing activities

                              -

                     (12,467)

                     (13,562)

Cash flows from financing activities:

Advance from shareholder

                              -

                          100

                          207

Proceeds from issuance of notes payable

                              -

                              -

                      20,000

Payment on notes payable

                              -

                     (20,000)

                     (20,000)

Proceeds from stock subscriptions

                              -

                      98,500

                      98,500

Net cash (used in) provided by financing activities

                              -

                      78,600

                      98,707

Net (decrease) increase in cash

                    (21,326)

                          694

                        2,283

Cash, beginning of period

                     23,609

                       1,589

                               -

Cash, end of period

 $                    2,283

 $                     2,283

 $                     2,283

Non Cash Investing and Financing Activities:

Issuance of common stock for services

 $                           -

 $                            -

 $                   21,250

Issuance of common stock for equipment

 $                           -

 $                            -

 $                     2,500

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2007 (Unaudited) and the period of September 21, 2006 (Inception) to December 31, 2006

					Additional	Other		Shares	Total
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Issued for	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Receivable	Equity (deficit)
Balance at September 21, 2006
(Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of stock for services, $0.01 per share	4,250,000	4,250	-	-	17,000	-	-	-	21,250
Issuance of stock for equipment, $0.01 per share	500,000	500	-	-	2,000				2,500
Issuance of stock relating to private placement,
$0.05 per share.	1,950,000	1,950	-	-	95,550			(97,500)	-

Net loss	-	-	-	-	-	-	(52,494)	-	(52,494)

Balance, December 31, 2006	6,700,000	6,700	-	-	114,550	-	(52,494)	-	(28,744)

Collection of shares issued for receivable	-	-	-	-	-	-	-	97,500	97,500
Issuance of stock relating to private placement,
$0.05 per share, net of $1,500 of offering costs	50,000	50	-	-	950	-	-	-	1,000

Net loss	-	-	-	-	-	-	(66,953)	-	(66,953)

Balance, September 30, 2007 (Unaudited)	6,750,000	6,750	-	-	115,500	-	(119,447)	97,500	2,803

					`

See Notes to Financial Statements

#

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

NOTE 3 - STOCKHOLDERS’ EQUITY

As of September 30, 2007, the Company has 6,750,000 shares of common stock issued and outstanding.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is computed on straight-line method over the following estimated useful lives:

Computer equipment

5 years

Office furniture and equipment

7 years

As of September 30, 2007, property and equipment consists of:

Computer equipment	$ 14,879
Office furniture and equipment	$ 1,183
Less accumulated depreciation	(2,208)
$ 13,854

NOTE 5 – OTHER ASSETS

As of September 30, 2007, the Company has approximately $580 of security deposit on the office rent.

NOTE 6 – SHORT-TERM NOTES PAYABLE

The Company had a 5% interest bearing note payable of $20,000. Principal and accrued interest was due on April 1, 2007.  On March 7, 2007, the Company paid the principal balance in full and accrued approximately $180 of interest payable.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the normal course of business operation for the nine months ended September 30, 2007, the Company paid officer’s compensation of approximately $46,700 to its president/ shareholder for his services provided.

During the normal course of business operation for the nine months ended September 30, 2007, the Company paid professional fee of approximately $1,300 to its director.

During the nine months ended September 30, 2007, the Company advanced $5,200 to its president/ shareholder and received the payment in the same period.

The Company leases equipment and receives monthly payments of $2,000 from Promotions on Wheels Holdings, Inc, a company related by common ownership.  As of nine months ended September 30, 2007, the company received $18,000 in rental income.

#

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

On June 20, 2007, the Company received clearance of the Form 211 from the NASD for listing on the OTC Bulletin Board and Pink Sheets.

Results of Operation

The Company had $18,000 of operating income from inception (September 22, 2006) through September 30, 2007. For the quarter ended September 30, 2007, the registrant recognized revenues of $6,000 and a net loss of $22,112.00. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2007 the Company generated lease income and may rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending continued development of the Company’s business model.

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

#

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

None

Item 5. Other Information.

On June 20, 2007, the Company received clearance of the Form 211 from the NASD for listing on the OTC Bulletin Board and Pink Sheets.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2007.

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAB-TIVE ADVERTISING, INC.

Date: October 12, 2007

/s/ Brian Blaszczak

Brian Blaszczak

President, Treasurer, Secretary and Director

#

EXHIBIT 33.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Brian Blaszczak, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of CAB-TIVE ADVERTISING, INC.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: October 12, 2007

/s/ Brian Blaszczak

Brian Blaszczak

Chief Executive Officer

Chief Accounting Officer

#

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of CAB-TIVE ADVERTISING, INC. (the “Company”) on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian Blaszczak, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:   /s/ Brian Blaszczak

       Brian Blaszczak

       Chief Executive Officer

       Chief Accounting Officer

Dated: October 12, 2007

#