Form 10QSB/A
period 2007-09-30
CAB-TIVE ADVERTISING, INC.
filed 2007-10-19
CIK 1381192

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ___   No  ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

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

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended September 30, 2007	(Unaudited) For the nine months ended September 30, 2007	(Unaudited) For the period from September 21, 2006 (date of inception) through September 30, 2007
Lease income	$ 6,000	$ 18,000	$ 18,000

Operating expenses:
General and administrative expenses	27,337	82,665	134,881
Depreciation expense	786	2,176	2,208
Total operating expenses	28,123	84,841	137,089

(Loss) from operations	(22,123)	(66,841)	(119,089)

Other income (expenses):
Interest income	11	71	75
Interest (expense)	-	(183)	(433)
Total other income (expenses)	11	(112)	(358)

(Loss) before provision for income taxes	(22,112)	(66,953)	(119,447)
Provision for income taxes	-	-	-

Net (loss)	$ (22,112)	$ (66,953)	$ (119,447)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted average
common shares outstanding	6,750,000	6,728,718

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

See Notes to Financial Statements

CAB-TIVE ADVERTISING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

	(Unaudited) For the three months ended September 30, 2007	(Unaudited) For the nine months ended September 30, 2007	(Unaudited) For the period from September 21, 2006 (date of inception) through September 30, 2007

Cash flows from operating activities:
Net loss	$ (22,112)	$ (66,953)	$ (119,447)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	786	2,176	2,208
Stock issued for services	-	-	21,250
Changes in operating assets and liabilities:
(Increase) in other assets	-	(576)	(576)
(Decrease) increase in accounts payable	-	(269)	13,270
Increase in accrued interest expense	-	183	433
Net cash (used in) operating activities	(21,326)	(65,439)	(82,862)

Cash flows from investing activities:
Purchase of property and equipment	-	(12,467)	(13,562)
Net cash (used in) investing activities	-	(12,467)	(13,562)

Cash flows from financing activities:
Advance from shareholder	-	100	207
Proceeds from issuance of notes payable	-	-	20,000
Payment on notes payable	-	(20,000)	(20,000)
Proceeds from stock subscriptions	-	98,500	98,500
Net cash (used in) provided by financing activities	-	78,600	98,707

Net (decrease) increase in cash	(21,326)	694	2,283

Cash, beginning of period	23,609	1,589	-

Cash, end of period	$ 2,283	$ 2,283	$ 2,283

Non Cash Investing and Financing Activities:
Issuance of common stock for services	$ -	$ -	$ 21,250
Issuance of common stock for equipment	$ -	$ -	$ 2,500

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

32.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

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