Form 10KSB
period 2007-12-31
Biogold Fuels CORP
filed 2008-04-11
CIK 1381192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number _____________________

BIOGOLD FUELS CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	20-5609647
(State of Incorporation)	(IRS Employer Identification No.)

1800 Century Park East, Suite 600 Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 556-0025
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, par value $0.001 per share	Over-The-Counter Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of March 31, 2008, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $66,631,000 based on the closing price for shares of the Company’s common stock, as reported on the Over-the-Counter Bulletin Board for that date.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of March 31, 2008, there were 75,035,233 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BIOGOLD FUELS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-KSB
For the fiscal year ended December 31, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to identify, develop or obtain, and introduce new projects, products, and services;

•	our ability to successfully implement our plans for the building and operation of waste processing plants;

•	increased competitive pressures from existing competitors and new entrants;

•	adverse state or federal legislation or regulation that increases the costs of obtaining or keeping necessary permitting, or adverse findings by a regulator with respect to existing operations;

•	our ability to obtain required regulatory approvals to build and operate waste processing facilities;

•	our ability to execute our development plan on time and on budget;

•	fluctuations in general economic conditions;

•	the loss of customers or sales weakness;

•	our inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures; and

•	the risk of general or premises liability claims at waste processing facilities.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-KSB (this “Form 10-KSB”). Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please refer to the section entitled “Description of Business—Risk Factors.”

ii

PART I

Item 1.  Description of Business

The Company was originally formed as Full Circle Industries, Inc. (“Full Circle”). Full Circle was incorporated in Nevada on September 8, 2004 and was formed to pursue waste processing technologies.

On April 20, 2007, Full Circle Industries, Inc., a Nevada corporation (“Full Circle”) completed a merger (the “BioGold Merger”) with BioGold Fuels Corporation, a Nevada corporation (“BioGold”). The BioGold Merger was effected pursuant to the terms of an Agreement and Plan of Merger (“BioGold Merger Agreement”), entered into on April 20, 2007, by and among Full Circle, BioGold, and BioGold Acquisition Inc., a newly-formed Nevada corporation and wholly-owned subsidiary of BioGold (the “Subsidiary”). Pursuant to the terms of the BioGold Merger Agreement, the Subsidiary was merged with and into BioGold, with Full Circle as the surviving entity and wholly owned subsidiary of BioGold. Full Circle continued its business under the name of BioGold Fuels Corporation as a subsidiary of BioGold. All references to Full Circle or the Company also refer to BioGold, unless the context indicates otherwise.

The Company entered into the BioGold Merger to obtain the assistance of the BioGold shareholders in raising capital and providing business development guidance.

Pursuant to the terms of the BioGold Merger, BioGold acquired all of the outstanding shares of Common and Preferred Stock of Full Circle (“Full Circle Stock”) in exchange for shares of Common Stock, par value $0.0001 per share of BioGold (“BioGold Stock”). At the closing of the Merger (the “Closing”), each outstanding share of Full Circle Stock held by the stockholders of Full Circle (the “Full Circle Stockholders”) was converted into the right to receive approximately 1 share of BioGold Stock, and each of the outstanding option and warrant to purchase shares of Full Circle Stock was assumed by BioGold and converted into an option or warrant to purchase approximately 1 share of BioGold Common Stock (“Common Stock”) for each one share convertible into BioGold Common Stock pursuant to such option or warrant.

Accordingly, immediately following the closing, the Full Circle Stockholders owned 26,442,123 shares of BioGold Stock and held 2,553,000 warrants or options to purchase BioGold Stock. The 26,442,123 shares of BioGold Stock outstanding prior to the Merger remained outstanding following the Merger. As of the closing, the Full Circle Stockholders owned approximately 50% of the total 52,884,246 outstanding shares of BioGold Stock (or 55%, assuming exercise in full of the outstanding Full Circle options and warrants that were assumed by BioGold in connection with the Merger), and the remaining stockholders of BioGold owned approximately 50% of the total outstanding shares of BioGold Stock (or 45%, assuming exercise in full of the outstanding Full Circle options and warrants that were assumed by BioGold in connection with the Merger).

Due to the change in control of BioGold as a result of the BioGold Merger, the BioGold Merger was accounted for as an acquisition of BioGold by Full Circle and a recapitalization of Full Circle. Accordingly, the consolidated financial statements of the Company subsequent to the BioGold Merger consist of the balance sheets of both companies at historical cost, the historical operations of Full Circle, and the operations of both companies from the BioGold Merger date of April 20, 2007. At the time of the BioGold Merger, BioGold was a shell company and had no material assets, liabilities or operations.

On October 25, 2007 BioGold Fuels Corporation, a privately-held Nevada corporation (“BioGold”) completed a merger (the “Cab-tive Merger”) with Cab-tive Advertising, Inc., a “shell” company organized under the laws of the State of Nevada (“Cab-tive”). The Merger was effected pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), entered into on October 24, 2007, by and among BioGold, Cab-tive, and Cab-tive Acquisition Inc., a newly-formed Nevada corporation and wholly-owned subsidiary of Cab-tive (the “Subsidiary”). Pursuant to the terms of the Merger Agreement, the Subsidiary was merged with and into BioGold, with BioGold as the surviving entity. BioGold continued its business under the name of BioGold Fuels Corporation as a subsidiary of Cab-tive. All references to Cab-tive or the Company also refer to BioGold, unless the context indicates otherwise.

The Company entered into the Cab-tive Merger to allow for the public trading of its securities on the over the counter bulletin board, which was intended to provide increased liquidity for existing shareholders and increase the ability of the Company to raise additional capital.

Pursuant to the terms of the Cab-tive Merger, Cab-tive acquired all of the outstanding shares of Common Stock of BioGold (“BioGold Common Stock”) in exchange for shares of Common Stock, par value $0.001 per share of Cab-tive (“Cab-tive Stock”). At the closing of the Merger (the “Closing”), each outstanding share of BioGold Common Stock held by the stockholders of BioGold (the “BioGold Stockholders”) was converted into the right to receive approximately 1.527 shares of Cab-tive Stock, and each outstanding option and warrant to purchase shares of BioGold Common Stock was assumed by Cab-tive and converted into an option or warrant to purchase approximately 1.527 shares of BioGold Common Stock (“Common Stock”) for each one share convertible into BioGold Common Stock pursuant to such option or warrant (with the exercise price being adjusted accordingly).

Accordingly, immediately following the closing, the BioGold Stockholders owned 54,593,233 shares of Cab-tive Stock and held 3,900,631 warrants or options to purchase Cab-tive Stock. The 20,200,000 shares of Cab-tive Stock outstanding prior to the Merger remained outstanding following the Merger. As of the closing, the BioGold Stockholders owned approximately 73% of the total 74,793,233 outstanding shares of Cab-tive Stock (or 78%, assuming exercise in full of the outstanding BioGold options and warrants that were assumed by Cab-tive in connection with the Merger), and the remaining stockholders of Cab-tive owned approximately 27% of the total outstanding shares of Cab-tive Stock (or 22%, assuming exercise in full of the outstanding BioGold options and warrants that were assumed by Cab-tive in connection with the Merger).

On November 9, 2007, Cab-tive’s board of directors and majority shareholders voted to approve the change in name from Cab-tive Advertising, Inc. to BioGold Fuels Corporation. On December 19, 2007, Cab-tive Advertising, Inc. changed its name to BioGold Fuels Corporation and the prior subsidiary Nevada corporation named BioGold Fuels Corporation changed its name to BioGold Operations, Inc. which remains as a wholly owned subsidiary of BioGold Fuels Corporation.

Due to the change in control of Cab-tive as a result of the Merger, the Merger was accounted for as an acquisition of Cab-tive by BioGold and a recapitalization of BioGold. At the time of the Cab-tive Merger, Cab-tive was a shell company and had no material assets, liabilities, or operations; therefore, the Company’s consolidated financial statements subsequent to the Cab-tive Merger consist of the balance sheet, statement of operation, cash flow statements, and statements of stockholder’s equity of BioGold with adjustment for the additional common stock issued pursuant to the Cab-tive Merger and the historical operations of BioGold prior to the Cab-tive Merger date of October 25, 2007.

The foregoing transactions are more fully described in that certain Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2007.

Overview

BioGold Fuels Corporation (the “Company” or “BioGold”) is a renewable energy company that focuses on converting various forms of municipal solid waste (“MSW”) into usable forms of fuel and energy, effectively utilizing all components of MSW to reduce the amount of MSW ending up in landfills to as close to zero as possible. BioGold’s strategy combines both a “front-end” process and a “back-end” process. This combination of technologies under one roof is revolutionary in the trash processing industry. On the front-end, BioGold uses autoclave technology to sort and process MSW as it is brought in from trash hauling companies or landfills. BioGold will receive a “tip fee” to receive the MSW, resulting in one revenue stream. The back-end utilizes several technologies to convert the MSW into biodiesel fuel, ethanol, or energy that BioGold will then sell to end users, thus creating a second revenue stream. Any remaining plastics, metals, or other material that cannot be converted into fuel or energy will be sold as individual components, such as aluminum, which has been processed into a more readily usable form. This creates a third revenue stream.

Industry Background

Currently, there are millions of tons of trash being disposed of by consumers throughout the world that end up in landfills and cause major environmental problems, from leaking of potentially hazardous chemicals into groundwater to the pollutants released from an accidental fire in a landfill or tire disposal facility. A host of new technologies, however, promise to create an irreversible paradigm shift for the better. No longer will it be necessary for modern man to consider the trashing of his environment an inevitable consequence of economic development. In a variety of ways, nearly all forms of waste material can now not only be handled in a more environmentally-friendly way, they can also be converted to marketable products in a very profitable way.

The BioGold Advantage

BioGold Fuels Corporation is a “second generation” green energy company, which is committed to solving the problems so often associated with the first efforts at delivering alternative waste-to-energy solutions:

•
We plan to take all types of waste, including municipal solid waste, scrap tires, medical waste, construction debris, electronic waste and agricultural waste and process them all “under one roof”. This not only provides a diversification of investment; it greatly expands the number of real world situations in which the technology can be employed. Cities, counties, states and even countries need total solutions. Also, in many cases, viability of a project is only achieved if more than one waste stream can be handled.

•	Our process converts this waste into usable fuels, energy, and other usable by-products, including biodiesel, ethanol, and energy.

•
We have the business expertise to get projects from the conceptual to the real world. As discussed above, many new tech companies have only the scientific/engineering knowledge and so, though they have wonderful ideas, investors to their companies never see profits. In many cases, they never even see many or any actual projects.

•
We also have the technical know-how to determine which new technologies are viable and to develop improvements on existing technologies. This know-how is not limited to that of inventors; it includes the nuts and bolts of plant construction, engineering and project management skills necessary to get a new idea off the ground.

•
Perhaps as much as any other factor, key members of management have been in the alternative waste-to-energy business for many years and know what does and what does not work. This is a team of people who don’t want to just dream about the possible; they know how to make it happen.

•
Unlike most biodiesel or ethanol producing companies that must purchase or grow the raw materials for their process, BioGold will get paid to take the materials needed for BioGold’s process to create fuels and energy.

Existing and Future Projects

The company has several projects currently in process. These include those involving various waste feedstocks and a variety of marketable outputs. Details of each project are provided in this report. Projects are only undertaken if they meet the following criteria:

*Contracts are available to ensure long-term availability of the feedstock;

*Long-term marketability of the outputs at a profitable price is ensured;

*Management has determined that the technology to be employed will result in the projected outputs and therefore revenue streams;

*The project complies with all applicable regulations;

*The equipment and engineering will be done by a substantial engineering company which will warrant its work;

*The project has a short payback and unusually high return on investment.

Based upon these criteria, we are pursuing projects to build processing plants in the United States, United Kingdom, Dominican Republic, Asia, and Mexico that process 150 tons to over 1,000 tons per day. The capital cost of each project varies anywhere from $7 million to over $150 million. We have not started construction or operations of these facilities and there is no assurance that any of these facilities will be built.

Competition

Although there are a number of waste-to-energy companies in the market, we have not identified other companies which have the same ability to handle as large a variety of waste products in one plant complex and, to our knowledge, none of the companies have been successful in generating renewable energy from MSW by eliminating potential hazardous components of the MSW by autoclave technology. BioGold is nearly alone in this niche of the waste-to-energy business. Similar companies can only take one type of waste, (e.g. scrap tire only) versus multiple types of waste for processing (e.g. MSW, scrap tire, medical waste, electronic waste, green waste, and construction debris). In addition, we are not aware of any other companies that will take in MSW and sterilize the MSW prior to further processing through our autoclave technology, which results in significantly diminished odor and reduced chance of illness to the workers in the processing plants.

The Company may face significant competition from other, more developed, experienced, or financially supported companies. The Company feels that focussing on smaller municipalities and taking all forms of waste will significantly distinguish us from any other potential competition from larger companies.

Since our business model calls for us to provide electricity, synthetic diesel fuel, ethanol, and other recycling byproducts, we compete broadly with companies that provide similar solutions and companies that produce these fuels and electricity. We may also face competition from existing and newly developed companies in the waste to fuel industry that may attempt to use the same business model. In addition, fully integrated major oil/chemical companies that may be pursuing similar technologies have substantially greater access to resources needed to successfully enter the emerging alternative fuels market. These companies have significantly greater financial, managerial, marketing, distribution and other infrastructure resources than the Company.

Based on the favorable advantages of our BioGold technologies, we believe that our BioGold Process will offer technical and operational advantages, including the following:

* Hydrocarbon conversion rate not previously achievable of more than 80%, without the same magnitude of dangerous residual by-products;

*Decontamination of dangerous residual by-products (halogens, etc.) in a liquefied process that yields nominal amounts of salt;

*Dramatically reduced diesel processing residence times;

*MSW as a feedstock allows landfill reduction/reclamation simultaneously;

*Energy self-sufficient;

*Highest quality fuel;

*Modular/De-centralized units; and

*Additional electricity and heat production.

 Target Markets

Because the Company’s model allows for a large range of possible projects, a decision to take up a particular project is based more on the criteria listed above than particular geographic areas or type of customer/client. Having said this, the company has targeted rural jurisdictions, smaller U.S. municipalities, Latin America, Europe and Asia as favorable current markets. The Company believes that it has a distinct competitive advantage in smaller jurisdictions with variant waste streams and enjoys good current contacts in the overseas locations enumerated.

We have formed a joint venture with Jack Allen Holdings Limited in the United Kingdom to build up to 35 plants throughout the United Kingdom and the European Union. The joint venture provides that each party will bear its own costs to pursue multi fuel processing facilities and ownership in any joint venture will be split 70% to Jack Allen and 30% to BioGold for projects in the United Kingdom. For projects outside of the United Kingdom, but in Europe, the ownership percentages will change to 60% to Jack Allen and 40% to BioGold.

Processing Technology

Our processing technologies offer an environmentally safe and profitable way of disposing of a wide variety of waste feedstocks. A centerpiece of this waste-to-fuel conversion technology is the BioGold Autoclave, which sterilizes all types of waste streams from a hard to handle heterogeneous state into a sterile, classified and automatically sorted homogeneous feedstock. BioGold owns or has rights to the autoclave technology in many countries worldwide.

The front-end of our process utilizes rotating autoclave vessels that sterilize and remove pathogens from MSW in an environmentally benign manner. The process further separates recyclables that can be sold into an existing marketplace (ferrous and non ferrous metals and recyclable plastics). We currently estimate that our process is capable of diverting approximately 75% of MSW, by volume, from landfills and other disposal methods. Using this autoclave process, biomass material is transformed into a cellulose material that has the texture and appearance of potting soil. Plastic containers are flattened and ferrous metals and aluminum are de-lacquered and cleaned.

Feedstock for the auger gasifier for fuel production or electricity generation consists of the autoclaved soft cellulose fraction, autoclaved plastics, textiles and rubber. The auger gasifier can convert these organics into a renewable diesel fuel.

The electricity yield by diesel or gas engine generator is higher than the conventional Steam heat Recovery Boiler & Steam Turbine Generator system. By eliminating the potential hazardous components in the feedstock through autoclave & mechanical classification process, we can achieve this system configuration with the most competitive capital expenditures.

BioGold Fuels recognizes three value streams in MSW: first, in the renewable fuel value that is inherent in the organic components in MSW and; second, in the extraction and sale of the inorganic recyclables from either pre- or post-MRF (Material Recovery Facility) MSW, and third, the sale of electricity or fuels. Plastics and synthetic fibers can be processed by catalytic de-polymerization or gasification processes to also yield liquid fuels and/or synthesis gases. In addition, the intrinsic value of reducing the volume of waste diverted to a landfill, along with the attendant costs of transportation and site cost is significant.

How is BioGold Fuels MSW Autoclave Process Unique?

The key to value extraction from MSW is the ability to efficiently separate MSW into discrete components. The rotating autoclave places MSW in a controlled time, temperature, pressure, and agitation environment that achieves the following:

• First, the paper and packaging products (cellulosics for ethanol conversion) are consistently reduced in size to yield a homogenous fiber feedstock the size of pre-cooked oatmeal flakes. This permits the separation of cellulose material from the other organics and inorganics by simple mechanical screening. This is a process intensive step and not a labor intensive step as in the largely manual operations in MRFs (material recovery facilities). In addition, there is no need to either pre-shred or open trash bags prior to the autoclave as the internal agitation in the autoclave performs this function.

• Second, the leftover portion from screening contains ferrous and non-ferrous metals, plastics, textiles, and other large discards. The ferrous material is removed using magnetic separation and the non-ferrous (e.g., aluminum) is removed using eddy current separation. This leaves plastics bottles and films as well as textiles, wood, etc. ready to be sized to -1/2” for feedstock to either gasifier or polymerization technology. Prior to grinding, heavy material will be removed by air density separation techniques.

• In addition to the size reduction/separation capability provided by autoclaving, the autoclave technology licensed by BioGold Fuels removes volatile organic compounds (VOC’s) from the waste and renders them harmless by the effect of high temperature processing of steam to decompose such VOC’s into smaller molecules and discharge out of the autoclave into the condensate. After a simple treatment of condensate and off-gas, there are no major emission or waste water issues.

• Further, the autoclave time and temperature condition completely sterilize the MSW and destroys any and all pathogens inherent in the incoming material with no remaining odors.

Autoclave Description

Each autoclave will be about 40 feet in overall length and will have a diameter of 8 feet. There will be a single door at a full 8 foot width for loading and unloading the autoclave contents. Based on typical bulk density of MSW, the autoclave will have a working capacity of ~9 short tons per batch. The autoclave will rotate to vertical to allow filling by gravity. After filling, it will return to horizontal for the ‘cook’ cycle, and then will rotate to the opposite vertical position to discharge the cooked contents by gravity to a live bottom pit below. Each autoclave will perform a cycle in about two hours, allowing up to12 cooks per 24 hour day per autoclave or about 100 tons per day of MSW capacity per autoclave. Production can be adjusted by varying the spacing between cooks. To achieve maximum efficiency, the ideal configuration is a cluster of three 40’ autoclaves yielding between 250 to 300 tons per day of MSW processing capacity. To increase capacity further we can add another three vessel cluster, etc.

BioGold Fuels Front-end Process

The front end of a BioGold Fuels facility will feature a MSW tip floor of storage bank where gross sorting and removal of large, unprocessible material will be performed. From the tip floor, presorted MSW will be conveyed to the autoclaves where gravity filling will be employed until each autoclave fills to a predetermined weight. The fill rate will be between 0.5 to 1.0 tons per minute of MSW, and 0.6 tons per minute average is the design goal. Following autoclave fill a proprietary cook cycle in terms of time, temperature, and agitation will be performed that will result in about a two hour cover-to-cover time between batches for each autoclave. Each autoclave will dump to a discharge conveyor to the downstream mechanical classification process at the end of the cycle resulting in a continuous flow of cooked MSW to the downstream process. The mechanical classification process consists of trommel screens, magnetic/eddy current separators, gravity separators, and conveyors.

BioGold Fuels Back-end Process

Our second technology is an advanced commercial thermal distillation and gasification system to convert various waste materials including coal, municipal solid waste, medical waste, post-consumer plastics, tires, automobile shredder residue, biosolids and biomass to highly valuable commodities of syngas and carbon. The syngas can then be used to create electricity.

Technology Advantages

This innovative technology will cost effectively provide benefits by:

1)	Reducing cradle to grave liability (consuming waste rather than burying it)

2)	Eliminating in plant containment and storage risks (pollution free solution)

3)	Eliminating hauling risks and expense (new community employment opportunities)

4)	Reduction in handling efforts and costs. (modular systems scale up or down as needed)

5)	Saving potential energy costs through co-generation. (Consume some of the energy made during the process fostering conservation)

6)	Produce clean fuels (gas and liquid) from waste feed stocks such as:

1)	Biomass which includes:

a)	MSW (municipal solid waste)

b)	Agricultural Waste

•	Animal Waste

•	Agricultural Residue

c) Human Waste

•	Biosolids

•	Medical Waste

2)	Industrial Waste

a) Bottom Oil

b)	Industrial Solvents

c)	Certain Chemical Processing Wastes

d)	Waste Coal

e)	Sewer Sludge

Many new technologies in the recycling field have emerged with the advent of increases in petroleum products and concern over global warming. By comparison, BioGold’s process will be more versatile because it will convert numerous waste streams with much lower capital and operating costs.

The gasification technology has been already permitted to operate in state of California by EPA. The pyrolysis is thermal decomposition of material in an oxygen starved atmosphere, which generates the syngas with a higher content of hydrogen and carbon-monoxide with less carbon dioxide. Gasification should not be confused with incineration or drying.

The combination of proven hardware and system control software allow BioGold to install a system that can be reliably operated in an environmentally sustainable way to help solve the problem of solid waste disposal by profitably recycling waste materials into marketable form.

BioGold will grow its business through expansion of waste processing capacity and by adding other suitable feed-stocks that can be processed on the site. The process equipment is modular and can be easily expanded as additional feed-stocks and capital from generated cash flow are obtained.

How the gasification system works:

The gasification advanced recycling technology consists of a reactor chamber (a sealed chamber) heated with Super Low NOx burners. The patented super low NOx burner system is considered the most efficient in the world for low NOx emissions. The reactor is designed so that no raw gases can be released to the atmosphere.

Thermal distillation is the thermal decomposition of organic matter at temperatures sufficient to volatilize or gasify organic material in the absence of oxygen. As the temperature increases, the vapors flow out of the reaction chamber and are condensed to fuel form which can be used as a clean energy source.

The process sequence is as follows:

1)
Ignition of highly efficient, Super Low NOx, low emission burners. It takes approximately one hour to bring the system up to processing temperature once feedstock is loaded and the purging is complete.

2)
Depolymerization, Distillation and condensing normally start within 10 to 15 minutes. All gases leaving the system go through the condenser at which point the gases condense in to fuels which include syngas, alcohols and fuel oils.

3)	Another product produced in the process is carbon (char) which has numerous commercial applications depending on the feedstock and the purity of this material.

BioGold believes that the gasification technology can produce medium grade synthetic diesel and may be able to produce ethanol. These alternative fuels may qualify for certain financial incentives and tax credits.

EPA Act 1992

The Energy Policy Act of 1992, or EPA Act 1992, requires government fleet operators to use a certain percentage of alternatively fueled vehicles (“AFVs”). EPA Act 1992 established a goal of replacing 10% of motor fuels with non-petroleum alternatives by 2000, increasing to 30% by the year 2010. Currently, 75% of all federal vehicles purchased are required to have alternative fuel capability to set an example for the private automotive and fuel industries.

Under the Energy Conservation Reauthorization Act of 1998 (which amended Title III of EPA Act 1992), vehicle fleets that are required to purchase AFVs can generate credit toward this requirement by purchasing and using biodiesel in a conventional vehicle. Since there are few cost-effective options for purchasing heavy-duty AFVs, federal and state fleet providers can meet up to 50% of their heavy-duty AFV purchase requirements with biodiesel fuel.

The biodiesel fuel use credit allows fleets to purchase and use 450 gallons of biodiesel in vehicles in excess of 8,500 pounds gross vehicle weight instead of AFVs. Fleets must purchase and use the equivalent of 450 gallons of pure biodiesel in a minimum of a 20% blend to earn one AFV credit. Covered fleets earn one vehicle credit for every light-duty vehicle (“LDV”) AFV they acquire annually beyond their base vehicle acquisition requirements. Credits can be banked or sold. Compliance with the requirements under EPA act 1992 is a principal reason underlying the position of the U.S. Department of Defense as the largest domestic purchaser of biodiesel.

The Biodiesel Tax Credit

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004 (the “JOBS Act”). The credit amounts to a penny for each percentage point of vegetable oil biodiesel that is blended with petroleum diesel and one-half penny per percentage point for recycled oils and other non-agricultural biodiesel.

The tax incentive generally is taken by petroleum distributors and substantially passed on to the consumer. It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit under the JOBS Act was scheduled to expire at the end of 2006, but was extended in EPA act 2005 to the end of 2008. There are proposals pending in Congress to extend the tax credit to the end of the decade and beyond. (Note: Synthetic diesel may not qualify for these incentives and credits.)

EPA act 2005

Congress enacted the Energy Policy Act of 2005 or EPA act 2005, in August 2005 and included a number of provisions intended to spur the production and use of biodiesel. In particular, EPA act 2005’s provisions include biodiesel as part of the applicable volume in the renewable fuels standard (the “RFS”), although the EPA is directed to determine the share allocated to biodiesel and other details through its rulemaking process. EPA act 2005 also extended the biodiesel tax credit to 2008 and included a new tax credit for renewable diesel.

The RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool. The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2020.

EPA act 2005 required the EPA, beginning in 2006, to publish by November 30 of each year, “renewable fuel obligations” that will be applicable to refineries, blenders and importers in the contiguous 48 states. There must be no geographic restrictions on where renewable fuel may be used or per-gallon obligations for the use of renewable fuel. The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refineries, blenders and importers. The renewable fuel obligations are to be based on estimates that the EIA provides to the EPA on the volumes of gasoline it expects will be sold or introduced into commerce.

In terms of implementing the RFS for the year 2006, the EPA released a rule determining that the RFS target for 2006, 4.0 billion gallons of renewable fuel in the gasoline and diesel pool, was to be met given the current expectations of production of both ethanol and biodiesel for that year. If the EPA had determined the 2006 target was not being met, refiners, blenders and importers would be obligated to make up the shortfall in the year 2007. The EPA is expected to release the final rule to implement the RFS by the end of 2007.

Other Incentive Programs Offered at the Federal and State Levels

The federal government offers other programs as summarized in the table below:

Federal Agency that Administers/Oversees	Type of Incentive	Who Receives Incentive	Commonly Known As	Summary
IRS	income tax credit	infrastructure providers	Alternative Fuel Infrastructure Credit	Provides a tax credit in an amount equal to 30% of the cost of any qualified non-residential AFV refueling property placed into service in the United States, subject to limits.

EPA	grant program	school districts	Clean School Bus Program
Clean School Bus USA reduces operating costs and children’s exposure to harmful diesel exhaust by limiting bus idling, implementing pollution reduction technology, improving route logistics and switching to biodiesel. The Energy Bill of 2005 utilizes this EPA program to grant up to a 50% cost share (depending on the age and emissions of original bus) to replace school buses with buses that operate on alternative fuels or low-sulfur diesel, or up to 100% for retrofit projects.

USDA	grant program	agricultural producers & small businesses	Renewable Energy Systems and Energy Efficiency Improvements Grant
In fiscal year 2005, USDA’s Office of Rural Development made available $22.8 million in competitive grant funds and guaranteed loans for the purchase of renewable energy systems and energy improvements for agricultural producers and small rural businesses. Eligible projects include biofuels, hydrogen, and energy efficiency improvements, as well as solar, geothermal, and wind.

Source: Compiled by the IFQC Biofuels Center, 2005.

Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Illinois and Minnesota have mandated the use of B2 in all diesel fuel sold in their respective states subject to certain conditions that include sufficient annual production capacity (defined as at least 8 million gallons). The mandate took effect in Minnesota in September 2005 and in Illinois in July 2006.

Approximately 31 states provide either user or producer incentives for biodiesel. Several provide both types of incentives. A handful of states, currently approximately nine, provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants and other financial incentives. Two states provide fuel rebate programs, and two provide revolving funds for fleet biodiesel purchases.

International Biodiesel Developments and Public Policy Initiatives

Various non-European countries have also instituted public policy initiatives to encourage biodiesel production and use, and have done so generally through a combination of fiscal incentives and mandates or voluntary targets, including Argentina, Australia, Brazil, Canada, Indonesia, Malaysia and New Zealand.

The following eight European countries have duty exemptions and, in most cases, mandates to incent and require the use of biodiesel: Austria, France, Germany, Italy, the Netherlands, Spain, Sweden and the United Kingdom. These countries account for more than 80% of the EU25’s potential biodiesel market.

Environmental Laws

In executing our business plan, the Company intends to comply with all applicable environmental laws relating to the building and operation of its production facilities in each country that we plan to operate. We may face delays in obtaining required permits to operate certain facilities based upon compliance with that location’s environmental laws; however, we believe that we will be able to comply with those laws.

Sales and Marketing

To date, we have conducted all of our business development and sales efforts through our officers and executives who are active in other roles. We intend to build dedicated sales, marketing, and business development teams, which will develop and execute their respective strategies of marketing the BioGold process to local governments and any other entities that process waste or create significant amounts of waste that could potentially be processed on site.

Engineering and Manufacturing

We currently anticipate outsourcing the development of our facilities and the manufacture of our BioGold multi-fuel processing plants to contract engineering firms and contract manufacturing firms. We will retain in house engineering and logistics to oversee the outsourced manufacturing and future research and development of new or changing technologies.

Licensing and Intellectual Property Protection

We rely on and will use a combination of patent, copyright, and trade secret laws and know-how to establish and protect our proprietary technologies and products. Our success depends in part on our ability and the ability of our technology partners to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, to operate without infringing the proprietary rights of third parties and to acquire licenses related to enabling technology or products used with our BioGold technologies.

We license or purchase the majority of our technology from third parties and require those third parties to maintain the strictest protection of their intellectual property.

RISK FACTORS

Risks Related To Our Business

WE HAVE A LIMITED OPERATING HISTORY AND OUR FINANCIAL RESULTS ARE UNCERTAIN.

We are an early stage development company with no revenue to date. We are subject to the entire risks attendant to any early stage company. We are a renewable fuels company focused on the development and commercialization of all types of renewable energy both liquid and gas. We can give no assurance that our plans and our strategies to position ourselves for long-term growth by leveraging our proprietary licensed technologies in the development and construction of waste processing plants and sales of resulting renewable fuels can or will be successful, or that we will be able to attain significant sales or achieve or maintain, profitability. There can be no assurance that we can be or will be profitable in the immediate future.

We have a limited history and face many of the risks inherent to a new business. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. Our revenue and income potential is unproven and our business model is still emerging. Therefore, there can be no assurance that we will provide a return on investment in the future. An investor in our Company must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

•  execute our business model;

•  create brand recognition;

•  manage growth in our operations;

•  create a customer base in a cost-effective manner;

•  retain customers;

•  access additional capital when required; and

•  attract and retain key personnel.

There can be no assurance that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties.

WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE, AND IF WE ARE UNABLE TO RAISE CAPITAL WHEN NEEDED, WE MAY BE FORCED TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COMMERCIAL EFFORTS.

Designing, constructing and operating waste processing facilities and seeking approvals for such facilities from regulatory authorities, establishing manufacturing capabilities and marketing our services is costly. We may need to raise substantial additional capital in the future in order to execute our business plan and fund the construction and operation of waste processing facilities.

We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

OUR INDEPENDENT AUDITOR’S REPORT CONTAINS A GOING CONCERN QUALIFICATION WHICH MEANS THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has concluded that the Company’s recurring losses from operations and working capital deficiency raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for engineering, design, and construction of waste processing facilities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2007, we had cash and cash equivalents on hand of $48,564, trading securities valued at $5,364, and a negative working capital position of $144,538. On a going forward basis, our primary business strategy is to continue to market our waste processing plants which include the design, engineering, and construction of these plants; however, each facility will require substantial financing to pursue any specific project. We have successfully raised capital in the form of the issuance of promissory notes and the sale of securities, the proceeds of which were used for working capital. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

THE LACK OF FEEDSTOCKS INCLUDING MUNICIPAL SOLID WASTE (“MSW”) COULD HINDER OUR ABILITY TO OPERATE SUCCESFULLY

Our focus is implementing conversion technologies and methodologies to convert Municipal Solid Wastes (and other potential wastes including waste oils, waste plastics, waste wood, automobile shredder residue (ASR) and agricultural wastes), into fuel grade diesel or electric energy. Failure to develop a substantial incoming feedstock of waste for this diesel production facility would have a material adverse effect on our business.

WE DEPEND ON RELATIONSHIPS WITH OUR LICENSORS, AND EQUIPMENT MANUFACTURERS

Substantially all of the sales of our fuels, electricity, and tip fees will be derived and dependent upon licensing agreements, with our joint venture partners and our autoclave and other technology licensors. Under these agreements, our primary product is the commercial production of synthetic diesel fuel, ethanol, and energy from MSW. A substantial portion of our net income will result from the fuel and energy sales. Some of these licenses are dependent upon obtaining funding for our processing plants. Our success therefore will be dependent on the quality and efforts of these fund raisings, joint venture partner efforts and their technologies along with networking of fuel and energy sales companies or public entities.

OUR “AUTOCLAVE” AND DIESEL CONVERSION SYSTEMS CAN BE COSTLY AND REQUIRE ADDITIONAL RESEARCH, AND DEVELOPMENT ACTIVITIES, WHICH MAY NOT YIELD SUCCESSFUL OPERATIONS

Our future business success will depend on our ability to successfully develop and construct the envisioned waste to energy facilities, and obtain necessary regulatory approvals to effectuate the same. Development of this facility and its commensurate processes requires substantial technical, financial and human resources even if the facility is not successfully completed. There are many risks and uncertainties inherent in this process. We may not be able to execute development in a timely manner and may not be able to fully fund technological implementation programs necessary to complete development. Delays or unanticipated increases in costs of development at any stage of development, or failure to solve a technical challenge, could adversely affect our operating results. In addition, there can be no assurance that any particular system will perform in the same manner when used in another location and therefore these systems may not prove to be as useful or valuable as originally thought. Substantial funding and other resources may be required to continue the development of our multi-fuel processing facilities.

WE DEPEND ON EXPERIENCED SENIOR MANAGEMENT AND HIGHLY SKILLED EMPLOYEES, AND HAVE A NEED FOR ADDITIONAL PERSONNEL

Our future performance depends in significant part upon the continued service of our key officers and employees, in particular, Steve Racoosin President and Chief Executive Officer and Chris Barsness, Chief Financial Officer. Our success also depends on our ability to identify, hire, train, retain and motivate highly skilled technical, financial and development managerial personnel. We intend to hire several such personnel in the future. Competition for such personnel is intense and there can be no assurance that we will successfully attract, assimilate or retain a sufficient number of qualified personnel. The failure to retain and attract the necessary technical, financial and development managerial personnel could have a material adverse impact on our business, financial condition and operations.

WE FACE COMPETITION FROM A NUMBER OF RENEWABLE FUELS COMPANIES

Many renewable fuels companies have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical, regulatory and marketing experience and resources. One of our board of director members, Mr. Wendland, himself, is a CEO of a highly successful corn to ethanol (70,000,000 gallon per year) facility in Mason City Iowa. Competitors may succeed in developing technologies and products that are more effective than ours, which could render technologies obsolete and noncompetitive. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms, or developing and/or utilizing other technologies to enhance our processes. It may be difficult for us to compete with larger companies investing greater resources in these marketing activities.

WE DEPEND ON INTELLECTUAL PROPERTY, WHICH IS INHERENT WITH RISKS OF INFRINGEMENT

Our success is dependent on our intellectual property. We regard our system of combining the autoclave system, ethanol conversion, microwave pyrolysis and gasification diesel and electricity conversion licenses as unique, and proprietary, and will continue to rely on a combination of contract, patent, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. The patent position of companies engaged in the conversion of waste streams to diesel fuel is new, uncertain and involves complex legal and factual questions. Issued patents can later be held invalid by the patent office issuing the patent or by a court. There can be no assurance that the patents related to our licenses will not be challenged, invalidated or circumvented or that the rights granted under these patents will provide us with a competitive advantage. In addition, many other organizations are engaged in research and development of products similar to our autoclave and diesel conversion technologies. Such organizations may currently have, or may obtain in the future, legally blocking proprietary rights, including patent rights, in one or more products or methods under development or consideration by us. These rights may prevent us from commercializing new technology, or may require us to obtain a license from the organizations to use their technology. There has been substantial litigation regarding patent and other intellectual property rights in the renewable fuels industries. Litigation could result in substantial costs and a diversion of our efforts, but may be necessary to enforce any patents issued to us, protect our trade secrets or know-how, defend against claimed infringement of the rights of others, or determine the scope and validity of the proprietary rights of others. There can be no assurance that third parties will not pursue litigation that could be costly to us. An adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from developing or selling our products, any of which could have a material adverse effect on our business.

Risks Related To Our Common Stock

OUR COMMON STOCK IS THINLY TRADED AND STOCKHOLDERS MAY NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT AT ALL, OR MAY ONLY BE ABLE TO LIQUIDATE THEIR INVESTMENT AT A PRICE LESS THAN OUR VALUE.

Our common stock is very thinly traded, and the price if traded may not reflect our value. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate their investment, it may only be at a price that does not reflect the value of the business. Even if a more active market should develop, the price of our common stock may be highly volatile. Because the price for our common stock is low, many brokerage firms may not be willing to effect transactions. Even if an investor finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our common stock as collateral for loans.

BECAUSE WE ARE SUBJECT TO THE PENNY STOCK RULES, SALE OF OUR COMMON STOCK BY INVESTORS MAY BE DIFFICULT.

We are subject to the SEC’s “penny stock” rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the purchaser with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the purchaser’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the purchaser orally or in writing prior to completing the transaction, and must be given to the purchaser in writing before or with the purchaser’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our common stock. As long as our common stock is subject to the penny stock rules, the holders of our common stock may find it more difficult to sell their securities.

OUR COMMON STOCK PRICES COULD DECREASE IF A SUBSTANTIAL NUMBER OF SHARES ARE SOLD UNDER RULE 144.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Since we may be considered a “shell corporation”, Rule 144 provides in essence that a non-affiliate person who has held restricted securities for a period of at least one year from the Company’s filing of a Form 10 information statement may sell all of their shares without restrictions. If we are not considered a “shell corporation,” Rule 144 would allow sales by non-affiliates after a holding period of six months. If a substantial number of shares of our common stock are sold under Rule 144 or other exemption, it could cause the price of our common stock to go down.

OUR PRINCIPAL STOCKHOLDERS HAVE THE ABILITY TO EXERT SIGNIFICANT CONTROL IN MATTERS REQUIRING STOCKHOLDER VOTE AND COULD DELAY, DETER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

Mr. Steve Racoosin, our Chairman and Chief Executive Officer, owns approximately 19% of our outstanding common stock and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. In addition, because we are incorporated in Nevada, Nevada corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through such concentration of voting power, Mr. Racoosin could delay, deter or prevent a change in control or other business combination that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Mr. Racoosin may be influenced by interests that conflict with those of other stockholders. As a result, investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.

For more information on this matter, please refer to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.

Outstanding convertible securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of December 31, 2007, we had options and warrants outstanding to purchase approximately 3,900,630 shares of our common stock at prices ranging from $0.01 to $0.65 per share. For the length of time these warrants and options are outstanding, the holders of such warrants and options will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such convertible securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

WE HAVE THE RIGHT TO ISSUE ADDITIONAL COMMON STOCK AND PREFERRED STOCK WITHOUT THE CONSENT OF STOCKHOLDERS. THIS WOULD HAVE THE EFFECT OF DILUTING INVESTORS’ OWNERSHIP AND COULD DECREASE THE VALUE OF THEIR INVESTMENT.

We have additional authorized, but unissued shares of our common stock that may be issued later by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company. Our certificate of incorporation authorizes the issuance of up to 700,000,000 shares of common stock.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board. Our certificate of incorporation has authorized issuance of up to 5,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

IT IS POSSIBLE THAT THERE ARE CLAIMS OF WHICH WE ARE UNAWARE THAT MAY COME TO LIGHT IN THE FUTURE AND COST US CONSIDERABLE TIME, EFFORT AND EXPENSE TO RESOLVE.

We were formed by virtue of a merger of a privately-held operational company with a non-operational publicly-traded company. While the publicly-traded company had not been operational for several years prior to the acquisition of BioGold Fuels Corporation, the privately-held operational company (“Old BioGold”), it is possible that a claim, whether colorable or not, may be asserted against us in the future with respect to matters arising prior to the merger. There can be no assurance that some person will not devise a claim and attempt to assert it against us in the hopes of obtaining some monetary benefit. Resolving such a claim, including by making a monetary payment, may cost us considerable time, effort and expense. Any of these may impair management’s implementation of our business plan with the consequence of a loss of opportunity.

EVOLVING REGULATION OF CORPORATE GOVERNANCE AND EXECUTIVE COMPENSATION MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY.

Changing laws, regulations and standards relating to corporate governance, executive compensation, new SEC regulations and the rules of various stock exchanges, are creating uncertainty for public companies. As a result of these new rules, we will incur additional costs associated with our public company reporting requirements. In addition, these new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, which could make it difficult for us to attract and retain qualified persons to serve on our Board.

We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be adversely affected.

Item 2.  Description of Property.

Our executive offices are located at 1800 Century Park East, Suite 600, Los Angeles, California 90067. The approximately 500 square feet office was leased for one year from January 1, 2008 through December 31, 2008 at a monthly rental rate of approximately $1,800. We believe that our Los Angeles, California facility is currently sufficient for our existing activities; however, we may need to seek additional office space in one or more locations in the near future to accommodate the company’s rapid growth and expansion plans. The facilities are well maintained and in good condition.

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings and we are not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies. On November 9, 2007, a majority of shareholders representing approximately 58% of outstanding shares of common stock and the board of directors provided written consent to amend the Company’s Articles of Incorporation to change the Company’s name from Cab-tive Advertising, Inc. to BioGold Fuels Corporation, as well as adopting a 2008 Equity Incentive Plan which reserved for issuance up to 10,000,000 shares of common stock. On November 26, 2007, the Company filed and mailed to all shareholders its Securities and Exchange Commission Schedule 14C- Definitive Information Statement which notified the shareholders of the action taken. No further action is required and there are no dissenter’s rights pursuant to Nevada law.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since January 8, 2008 under the symbol “BIFC.OB.” Prior to the merger in which Old BioGold became our wholly-owned subsidiary on October 25, 2007, our common stock was traded on the OTC Bulletin Board over-the-counter market under the symbol “CBVA.OB” since August 16, 2007.

There was little trading in our common stock prior to October 25, 2007, and there has only been limited trading since then. Prior to the merger, trading in our common stock was not necessarily based on our operations or prospects, and trading since the merger also may not be fully reflective of those aspects of our business. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock on the OTC Bulletin Board, for the quarters presented. The prices have been adjusted to reflect our 10-for-1 stock split, which became effective at the close of business on October 15, 2007. The prices for the periods prior to that date may not reflect our 10-for-1 stock split. Prices represent inter-dealer quotations without adjustments for markups, markdowns and commissions, and may not represent actual transactions.

	High		Low
Year ended December 31, 2006
First quarter	$	n/a	$	n/a
Second quarter	$	n/a	$	n/a
Third quarter	$	n/a	$	n/a
Fourth quarter	$	n/a	$	n/a
Year ended December 31, 2007
First quarter	$	n/a	$	n/a
Second quarter	$	n/a	$	n/a
Third quarter		$0.20		$0.01
Fourth quarter		$0.90		$0.12

On March 31, 2008, the closing sale price for our common stock was $1.20.

Holders

As of March 31, 2008, we had 129 shareholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains certain information relating to outstanding warrants and options to purchase our common stock granted pursuant to compensation arrangements as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans Approved by security holders (1):	1,222,289	$0.23	10,000,000
Equity compensation plans not Approved by security holders (2):	—	—	—
Total	1,222,289	$0.23	10,000,000

(1) Consists of common stock non-qualified options to purchase our common stock that have been granted pursuant to our 2004 Stock Option Plan and 2008 Equity Incentive Plan. On February 8, 2007, we filed with the SEC a Registration Statement on Form S-8 to register 10,000,000 shares of our common stock issuable under the 2008 Equity Incentive Plan.

(2) We have not granted any options to purchase our common stock pursuant to equity compensation plans that have not been approved by our stockholders.

Recent Sales of Unregistered Securities

During the past three years, the Registrant sold unregistered securities as described below.  Except as disclosed below, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith.

Upon formation on September 8, 2004, the Company sold and issued 19,187,500 shares of its common stock to the founders of the Company at a price of $0.00001 per share. 17,000,000 of these shares were issued to related parties.

The Company entered into a private placement of unregistered securities whereby it sold and issued 2,060,000 shares of common stock in the year ended December 31, 2004. The common stock was sold at $0.25 per share. The gross aggregate proceeds from the sale of this stock were $515,000.

In the year ended December 31, 2005, the Company merged with International Waste Processors (“IWP”) and the Company exchanged 970,000 shares of common stock for all outstanding shares of common stock in IWP. The shares were valued at $0.25 per share which was the fair value of the Company’s most recent private placement.

During the year ended December 31, 2005, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 1,658,000 shares of common stock at $0.25 per share for gross aggregate proceeds from the sale of this stock of $414,500.

During the year ended December 31, 2005, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 698,000 shares of common stock at $1.00 per share for gross aggregate proceeds from the sale of this stock of $698,000. The Company sold these shares at an increased valuation based upon the merger with IWP and its acquisition of additional waste processing technologies.

During the year ended December 31, 2005, two warrants representing 468,200 shares of common stock were exercised at their exercise price of $0.01 per share and the Company issued 468,200 shares of common stock.

During the year ended December 31, 2005, Steve Racoosin, the Company’s current Chief Executive Officer contributed 2,000,000 shares of common stock back to the Company to assist with a private placement and to minimize dilution to shareholders in connection with a prior offering. These shares were added to the authorized but unissued shares of the Company’s common stock.

During the year ended December 31, 2005, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 150,000 shares of Series A Convertible Redeemable Participating Preferred Stock at $1.00 per share.

During the year ended December 31, 2006, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 2,730,423 shares of Series A Convertible Redeemable Participating Preferred Stock. $2,530,423 of the gross aggregate proceeds from this issuance was received in the year ended December 31, 2006. The remaining $200,000 was booked as a subscription receivable and received in 2007.

During the year ended December 31, 2006, the Company issued 500,000 shares of common stock to two consultants as compensation for services and recognized $500,000 in compensation expenses. In addition, the Company issued 120,000 shares of preferred stock to a consultant for services and recognized $120,000 in compensation expense.

During the year ended December 31, 2006, the Company agreed to reverse part of the cancellation of common stock by Steve Racoosin. The Company reissued 1,500,000 shares back to Mr. Racoosin.

On February 12, 2007, Hudson & Co., LLC contributed 1,000,000 shares of common stock back to the Company. These shares were added to our authorized by unissued shares of common stock.

During the year ended December 31, 2007, the Company entered into a subscription agreement through a private placement of unregistered securities to sell and issue 160,000 shares of Common Stock at $0.50 per share for net proceeds of $79,950.

During the year ended December 31, 2007, the Company issued 29,442,546 shares of common stock, of which 3,000,423 were shares of preferred stock that were converted to common stock pursuant to the BioGold Merger and issued 21,908,987 shares of common stock pursuant to the Cab-tive Merger.

Issuer Purchases of Equity Securities

During the year ended December 31, 2006, the Company repurchased and retired 100,000 shares of common stock at $0.50 and 500,000 shares of common stock at $1.00 per share.

During the year ended December 31, 2007, in connection with the Cab-tive Merger, the Company repurchased 30,000 shares of common stock from three shareholders who dissented to the Cab-tive Merger under Nevada law. The Company repurchased these shares for $158.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the section entitled “Description of Business—Risk Factors” and elsewhere in this Form 10-KSB.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included elsewhere in this Form 10-KSB.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-KSB. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to the footnotes to our consolidated financial statements included elsewhere in this Form 10-KSB.

Revenue Recognition

We have not earned any revenue; however, we will recognize revenue from the provision of municipal solid waste (“MSW”) in the form of a tip fee paid by a trash hauler or landfill for each ton of MSW or other waste brought to us for processing. This revenue will be recognized as earned when the MSW or other waste is delivered to a BioGold facility for processing. We also will recognize revenue for the sale of outputs in the form of recycled metals, electricity, and fuels. This revenue will be recognized as earned when actual outputs are sold and delivered to the end customer.

The Company is a development stage enterprise as that term is defined by the US Generally Accepted Accounting Principles. As such, we have not generated any revenue to date and have not started our planned principal operations. Although the Company will continue to devote substantially all of its efforts to establishing itself, there can be no guarantee as to when or if revenue will be recognized.

Operating Expenses

We have segregated our recurring operating expenses among two categories: (1) research and development, and (2) selling, general and administrative expenses. Sales expenses include advertising and promotional expenses, and travel expenses. Selling, general and administrative expenses include salaries and benefits for our executives, business development, human resources, finance, information technology staffing, advertising, and general operating expenses. General operating expenses include overall corporate expenses, such as rent, supplies, and corporate financial promotion activities. Based on our plans for future growth, we expect our selling, general and administrative costs to increase significantly in the future.

Research and Development

Research and development expenses include research into new waste processing technologies, development of proprietary patents, and partnerships with third parties in developing new proprietary waste processing technologies. The technologies that we have licensed or otherwise have rights to have been under development for many years. When we generate substantial amounts of revenue, we will expand both the capabilities and capacity of our BioGold Process to maintain and expand our technology leadership; however, we do not anticipate any significant research and development expenses in the next 12 months.

Employees

The Company currently has 3 full time employees. The Company will likely need to hire additional staff between 1 and 20 employees in the next 12 months to execute its plans, depending upon what waste processing plants it may begin constructing.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts.

Material Commitments for Capital Expenditures

We do not have any material commitments for capital expenditures at this time. If we are successful in building a waste to energy processing plant, we will have to enter into material commitments for the purchase of certain capital items for building the plants, which may be substantial and could range from $2,000,000 to $50,000,000 or more.

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation. This statement supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R. This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. We expect no changes to our financial reporting as a result of the application of the foregoing because we are already reporting and complying with the fair value method of SFAS No. 123R.

Liquidity and Capital Resources

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources:

Since Inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2007, we had cash and cash equivalents on hand of approximately $48,564, trading securities valued at $5,364, and a negative working capital position of $144,538. Although we have taken actions to reduce operating losses by reducing operating expenses and headcount, we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-KSB do not include any adjustments that might result from the outcome of this uncertainty.

Although not reflected on our balance sheet for fiscal year ended December 31, 2007, the following transaction occurred subsequent to December 31, 2007 which affects the capital resources of the Company:

On March 3, 2008, BioGold Fuels Corporation, a Nevada corporation (“BioGold” or the “Company”) issued to Heritage Holding Group, LLC, a California limited liability company (“Lender”) a Senior Secured Promissory Note (the “Note”) in the principal amount of $550,000.  The Note is due and payable on December 31, 2008.  The Note bears interest at the rate of 15% per annum and the Lender receives a 10% origination fee on the Note, which is deducted from the payment of principal at the time the funds are disbursed. The Note was issued pursuant to a Senior Secured Note Purchase Agreement.

To secure the Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated March 3, 2008. The Note allows prepayment at any time to remove the security interest.

Although the Note provides $500,000 in net working capital, the proceeds from the Note may not be sufficient to satisfy the Company’s capital needs for the next 12 months and the Company may need to raise additional funds.

The complete terms and conditions of the foregoing transaction are set forth in the Note, Security Agreement, and Senior Secured Note Purchase Agreement, which are attached hereto as exhibits.

Item 7. Financial Statements.

Our consolidated financial statements and consolidated footnotes thereto required to be included in Item 7 are set forth on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2007. However, the company and its management also identified areas requiring improvement as identified below.

Management’s Annual Report on Internal Control Over Financial  Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .

In summary, as a result of our preliminary assessment of internal control over financial reporting under COSO criteria we identified the following material weaknesses as well as significant deficiencies that are expected to be remediated during the fiscal year 2008. Despite the existence of the findings, we believe that our consolidated financial statements contained in this Form 10-KSB filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 and from the period from Inception (September 8, 2004) through December 31, 2007 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm is not required to attest on our internal control for the fiscal year ended December 31, 2007.

As of December 31, 2007, the following material weaknesses where found in our internal control over financial reporting were identified:

1. The company did not conduct appropriate risk assessment or testing in 2007 to satisfy COSO requirements.

2. We did not have sufficient segregation of duties over a variety of financial processes.

3. We did not formally document many of the reviews conducted by the financial department in the processing and preparation of the company financial statements. These processes include journal entries, account reconciliations, consolidations, equity reconciliations.

As of December 31, 2007, the following significant deficiency was found in our internal control over financial reporting:

1. We do not have a Whistleblower contact setup.

We are not an “accelerated filer” for the 2007 fiscal year because we remain qualified as a “small business issuer.” Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, will not apply to us until the fiscal year ended December 31, 2008. Notwithstanding the fact that these internal control requirements do not apply to us at this time, our management has begun reviewing our internal control procedures to facilitate compliance with those requirements when they become applicable.

Changes in Internal Control Over Financial Reporting

In connection with our evaluation required by Exchange Act Rule 13a-15(b), there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T). Controls and Procedures.

MANAGEMENT RESPONSIBILITIES UNDER SECTION 404

 Section 404 of the Sarbanes-Oxley Act requires management of a publicly traded company to issue an internal control report that explicitly accepts responsibility for establishing and maintaining “adequate” internal control over financial reporting. Management must also issue an assertion as to whether internal control over financial reporting is effective as of the end of the fiscal year. Further, the assessment is to be made at a specific point in time. Therefore, management’s assessment does not cover the entire year.

Management must comply with the following requirements in order for its registered public accounting firm (external auditor) to complete an audit of internal control over financial reporting:

•	Accept responsibility for the effectiveness of the entity's internal control over financial reporting;

•	Evaluate the effectiveness of the entity's internal control over financial reporting using suitable control criteria;

•	Support its evaluation with sufficient evidence, including documentation; and

•	Present a written assessment of the effectiveness of the entity's internal control over financial reporting as of the end of the entity's most recent fiscal year.

Management of BioGold is responsible for the preparation, consistency, integrity, and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

As discussed above, our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .

The Board of Directors exercises its oversight role with respect to the Company’s systems of internal control primarily through its Audit Committee, which is comprised solely of outside directors. The Committee oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

The Company’s consolidated financial statements have been audited by PMB Helin Donovan Accounting Firm, independent auditors. As part of its audit, PMB Helin Donovan Accounting Firm considers the Company’s internal control to plan the audit and determine the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made accordance with the standards of the Public Company Accounting Oversight Board (United States). Management’s assertion that the Company did not maintain effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America has not been audited by PMB Helin Donovan. Management has made available to PMB Helin Donovan Accounting Firm all the Company’s financial records and related data, and information concerning the Company’s internal control over financial reporting, and believes that all representations made to PMB Helin Donovan Accounting Firm during its audits were valid and appropriate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report .

Changes in Internal Control Over Financial Reporting

In connection with our evaluation pursuant to paragraph (d) of Rule 240.13a-15 or Rule 240.15d-1, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

As of March 31, 2008, the table below and following summary set forth the name, age and business experience of each of our directors and executive officers.

Name	Age	Position
Steve Racoosin	55	Chief Executive Officer and Chairman of the Board
Chris Barsness	35	Chief Financial Officer and Secretary
Walter Wendland	52	Director
Michael Ott	31	Director

Steve Racoosin was a founder and director of Old BioGold since Inception. Mr. Racoosin was named Chief Executive Officer and Chairman of the Board on February 12, 2007. In 2002, Mr. Racoosin founded World Waste of America, Inc., which later became World Waste Technologies, Inc., a publicly traded waste-processing company. A high tech visionary, Mr. Racoosin brings over 30 years experience in energy development projects, landfill operations, and alternative waste solutions. Mr. Racoosin was the Founder and CEO/President of Full Circle Industries, Inc. Mr. Racoosin’s past research efforts include pressurized steam classification technologies for municipal solid waste in addition to biomass to liquid fuels and pyrolysis/gasification technologies. Mr. Racoosin’s background includes landfill land management activities with R. E. Wolfe enterprises and San Bernardino County. Mr. Racoosin has been a member of the International Union of Operation Engineers and the Iron Workers Union. Mr. Racoosin’s substantial experience in business includes project conception, finance, design, and construction giving him a broad range of knowledge in critical business processes involved in the conversion of waste to energy production and waste contract procurement experience. Mr. Racoosin has demonstrated and continues to demonstrate his commitment to the 'zero waste' concept.

Chris Barsness was elected as the Company’s Chief Financial Officer and Secretary on October 1, 2007. Mr. Barsness has served as a management, legal and financial consultant to the Company since May 2006, as well as serving as the Company’s Chief Financial Officer from July 5, 2006 to April 20, 2007. Mr. Barsness brings a wide variety of legal, finance, accounting, and management experience to the company. From January 2007 to December 2007, he served as in house counsel for Auriga Laboratories, Inc. a publicly traded pharmaceutical company. He is a licensed California attorney. From 2005-2006, he worked as an associate attorney in the employment and international departments of Adelson, Testan, & Brundo, a private law firm, in their San Bernardino, California office. From 2003-2005, he worked as an associate attorney for Grancell, Lebovitz, Stander, Barnes, & Reubens in their Riverside, California offices. From 2002-2003, he was the Chief Financial Officer and General Counsel for Mo-bility Inc., a private medical device manufacturer located in La Jolla, California. He also served as a consultant and controller for Mo-bility Inc. from 2000-2002. Currently, he is the sole partner at the Law Office of Chris Barsness, a private law firm located in Los Angeles, California that he formed in 2002. From 2005 until currently, he has served as the Chairman and CEO of Executive Estates Realty Group Inc., a private real estate company located in Los Angeles, California that he founded in 2005. He holds a Juris Doctor from the University of San Diego School of Law, a Masters in Business Administration, emphasis in Finance, from University of San Diego School of Business, and a Bachelor of Science from Arizona State University. He is also a licensed California real estate broker.

Walter Wendland was elected to the board of directors in April 2007. Mr. Wendland is the current president and CEO of Golden Grain Energy LLC. Mr. Wendland, came to the ethanol industry with a diverse background in agriculture and manufacturing, centered on innovation and effective management. A lifelong farmer, operating a northeast Iowa farming operation for 31 years, Wendland coupled his agricultural pursuits with entrepreneurial enterprises and management positions within manufacturing that have developed a broad knowledge of the agricultural industry, skills as a supervisor and manager, and an ability to look for unique ways of improving efficiency and profitability. For 20 years, Wendland owned and operated a business selling grain byproducts as feed and nutrients for the livestock industry, providing an excellent foundation for understanding the challenges and importance of developing a strong market for the distillers grains produced as a co-product of the ethanol process. His manufacturing experience includes 15 years as a supervisor working with metal fabrication, creating experimental parts for John Deere and developing processing equipment for Cargill, ADM and Iams pet food. This experience in custom fabrication provided vital insight into the processing industry, in addition to requiring innovation and creative thinking to develop unique parts and equipment in the most efficient and cost-effective manner possible. For 10 years prior to joining Golden Grain Energy, Wendland also was manager and a partner in an 800 cow dairy in northeast Iowa, with responsibility for all aspects of operations, including management, animal health and nutrition. The skills and knowledge developed through these diverse experiences blended to meet the needs of a growing ethanol company, beginning in 2002 as a member of the steering committee that initiated the creation of Golden Grain Energy. Wendland was chosen in May 2002 to be chairman of the board and president of the company, spearheading the equity drive and development phase, and in October 2002 was appointed to serve as owner’s representative and construction manager as the plant was being built. In June 2004, Wendland stepped down from the board of directors to accept an appointment as company president and chief executive officer, and he has since led the company to surpass its production and profit goals and begin construction of an expansion that will more than double the potential capacity of the plant. In addition to his role within Golden Grain Energy, Wendland is active in promoting ethanol on local, state and national levels, as vice chairman of the Iowa Renewable Fuels Association and a member of the board of directors of the national Renewable Fuels Association. He also serves on the boards of the Renewable Products Marketing Group and the North Iowa Business and Industry.

On March 10, 2008, Michael Ott was elected to the board by a majority of existing board of directors. He serves as one of our independent directors.  Mr. Ott is the Executive Director of BIOWA, a trade association and consulting group for biobased products.  Headquartered in Iowa City, BIOWA connects researchers, farmers, investors and entrepreneurs to Grow the Bioeconomy(TM).  Mr. Ott is also a board member of Practical Environmental Solutions, a biomass pelletizing company.  He is a Governor of the American Biofuels Council and an advisory board member of the Clean Tech Law and Business Journal.  Mr. Ott previously served as the director of Iowa BioDevelopment in Eddyville, IA.  Mr. Ott has also authored a number of scientific papers related to the Emerging Bioeconomy and autocatalytic processes. He brings a well-featured background in publications, being the focus of over 50 stories in periodicals such as the Chicago Tribune, Des Moines Register, and Cedar Rapids Gazette. Mr. Ott was also named one of the Top 40 Under 40 Businesspeople in Iowa in 2007. Mr. Ott received his M.S. degree in Bioinorganic Chemistry from the University of Iowa and his Bachelor of Arts from Simpson College.

Director Service and Compensation

All of our directors hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws.

Our non-employee directors do not receive any cash compensation, with the exception of reimbursement for any expenses incurred by them in attending Board meetings. We have entered into indemnification agreements with each of our directors, which provides, among other things that we will indemnify each director, under certain circumstances, for defense expenses, damages, judgments, fines and settlements incurred by the director in connection with actions or proceedings to which he may be a party as a result of his position as a member of our Board, and otherwise to the full extent permitted under our bylaws and state law.

All executive offices are chosen by the Board and serve at the Board’s discretion.

Board Committees

From time to time the Board appoints and empowers committees to carry out specific functions on behalf of the Board. The following describes the current committees of the Board and their members:

Audit Committee

Our Audit Committee consists of Messrs. Ott (Chairman) and Wendland. Our Board has instructed the Audit Committee to meet periodically with our management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, select the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related-party transactions for potential conflicts of interest. Each of the members of the Audit Committee of the Board are “independent” within the meaning of Rule 10A-3 of the Exchange Act, and each of the members are able to read and understand fundamental financial statements. The Board has not yet made a determination that Mr. Ott or Mr. Wendland meets the SEC’s definition of an “audit committee financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007.

Item 10. Executive Compensation.

The following section contains information about the compensation paid to our executive officers and directors during the “last completed fiscal year” (as that phrase is used in Item 402 of Regulation S-B promulgated under the Securities Act). For purposes of this section, the “last completed fiscal year” consists of the twelve month period ending December 31, 2007.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the persons who served as our Chief Executive Officer during the last fiscal year, along with all other executive officers whose total compensation exceeded $100,000.

Name and		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Steve Racoosin, Chief Executive Officer (2)	2007	$243,783	$-	$-	-	$-	$243,783

(1) Mr. Racoosin was elected as the Company’s Chief Executive Officer on February 12, 2007 and is being paid based upon an annual salary of $275,000 per annum.

Employment Agreements and Change of Control Provisions

None.

Indemnification

Our certificate of incorporation provides that no officer or director shall be personally liable to us or our stockholders for monetary damages except as provided pursuant to Nevada law. Our bylaws and certificate of incorporation also provides that we shall indemnify and hold harmless each person who serves at any time as a director, officer, employee or agent of us from and against any and all claims, judgments and liabilities to which such person shall become subject by reason of the fact that he is or was a director, officer, employee or agent of us, and shall reimburse such person for all legal and other expenses reasonably incurred by him in connection with any such claim or liability. We also have the power to defend such person from all suits or claims in accordance with Nevada exclude any other right to which any such person may lawfully be entitled, and we may indemnify or reimburse such person in any proper case, even though not specifically provided for by our bylaws or certificate of incorporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Outstanding Equity Awards At Fiscal Year End

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of December 31, 2007:

	Option Awards					Stock Awards
Equity Incentive
Plan Awards:
		Number of	Number of			Number	Market
	Number of	Securities	Securities			of Shares	Value of
	Securities	Underlying	Underlying			of Stock	Shares of
	Underlying	Unexercised	Unexercised	Option		That Have	Stock That
	Options	Options	Unearned	Exercise	Option	Not	Have Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)
Steve Racoosin, Chief Executive Officer (1)	—	—	—	—	—	—	—

Chris Barsness, Chief Financial Officer and Secretary (2)	1,145,896	—	—	$0.23	11/6/2016	—	—

(1)	Mr. Racoosin was appointed our Chief Executive Officer on February 12, 2007.

(2)
Mr. Barsness was appointed our Chief Financial Officer and Secretary effective as of October 1, 2007. Mr. Barsness previously served as the Company’s Chief Financial Officer from July 5, 2006 to February 12, 2007. Mr. Barsness was granted a non-statutory stock option to purchase 1,145,896 shares of our common stock, which option vested as follows: 1/3 of the shares vested immediately upon grant and the remaining shares vested on April 1, 2007. The options are exercisable at $0.23 per share.

Director Compensation

The following table sets forth information concerning the compensation of our directors during the year ended December 31, 2007:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards (1)	Awards (1)	Compensation	Total
Name	($)	($)	($)	($)	($)
Steve Racoosin (2)	$243,783	$	$	—	$243,783
(3)	—	$	$	—	$—

(1)	Based upon the aggregate grant date fair value computed in accordance with FAS No. 123R (revised 2004), Share-Based Payment.

(2)
Mr. Racoosin was not appointed as Chief Executive Officer and Chairman until February 12, 2007 and earned fees based upon his position as Chief Executive Officer and not as compensation for service on the board of directors.

(3)	All other directors have not received any form of compensation for the year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by: (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each member of our Board; (iii) the named executive officers; and (iv) all of our current executive officers and directors as a group.

The number of shares and the percentage of shares beneficially owned by each such person or entity, as set forth below, include shares of common stock that such person or group has the right to acquire on or within sixty days after March 31, 2008 pursuant to the exercise of warrants or options for the conversion of convertible securities.

	Shares Beneficially Owned (1)
Name	Common Stock	Percentage
Steve Racoosin (2)	14,147,541	19%
Walter Wendland	1,418,324	2%
Michael Ott	0	* %
Chris Barsness (3)	4,354,405	6%

All Executive Officers and Directors as a Group (4 persons)	19,920,270	27%

*	Less than 1%

(1)
Applicable percentage of ownership is based upon 75,035,233 shares of our common stock outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of March 31, 2008 are deemed outstanding for computing the shares and percentage ownership of the person or entity holding such warrants or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2)	Consists of: 14,147,541 shares of common stock owned by One World Zero Waste, LLC, of which Mr. Racoosin is the beneficial owner as sole manager and member.

(3)	Consists of: 3,208,509 shares of common stock owned by Mr. Barsness and 1,145,896 shares issuable upon exercise of an option to purchase common stock that is currently exercisable.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Chris Walton is a major shareholder, director, officer, or former director or officer of the following companies: Full Circle Industries, Inc., Gemini Environmental, and Hudson & Co., LLC. Phil Pesin is a major shareholder, director, officer, or former director or officer of the following companies: Auriga Laboratories, Inc., Aquoral Finance Corp, LLC, Full Circle Industries, Inc. and Sorrento Financial Group. BioGold Fuels Corporation is a renewable energy company incorporated in the state of Nevada and is publicly traded. Aquoral Finance Corp, LLC is a private finance firm in which Phil Pesin is a manager or member. Auriga Laboratories is a pharmaceutical company incorporated in the state of Delaware and is publicly traded. Gemini Environmental is an environmental solutions company that is privately owned, Sorrento Financial Group a consulting service provider which is beneficially owned by Phil Pesin, and Hudson & Co. is a consulting service provider owned by Chris Walton.

Transactions:

1.
On December 20, 2006 the Company entered into a 24 month secured convertible promissory note with Gemini Environment for $110,000. On August 31, 2007, pursuant to the terms of the note, the Company converted the balance due on the note into 335,500 shares of preferred stock in Gemini. On December 10, 2007, the Company entered into an agreement with Gemini to return the 335,500 shares of Gemini stock to Gemini for cancellation in exchange for Gemini waiving four years of annual maintenance payments under the Gemini License.

2.
On December 24, 2006 the Company invested $93,750 in Aquoral Finance Corp for a ¾ membership interest and a warrant to purchase 93,750 shares of common stock of Auriga Laboratories. On February 12, 2007, Phil Pesin and another shareholder of the Company exchanged 325,000 shares of Auriga common stock in consideration for the Company’s transferring a municipal solid waste technology patent application and prototype to Gemini, which Gemini then licensed back to the Company. In addition, the Company transferred its ¾ membership interest in Aquoral and the warrant to purchase 93,750 shares of common stock of Auriga to Gemini.

3.	On June 20, 2007, BioGold purchased 80,000 share of Auriga common stock for $100,000.

4.
During the year ended December 31, 2007, the Company entered into a promissory note receivable for $125,000 with Auriga and entered into a promissory note receivable for $123,959 with Gemini. During the year ended December 31, 2007, Gemini repaid the note and the Company received 150,000 shares of Auriga common stock as payment for the other note balances.

The Company treated the Auriga stock as trading securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” In the year ending December 31, 2007, the Company recorded an $106,803 realized loss and $5,069 realized gain from the sale of Auriga stock. The Company received approximately $370,000 from the sale of Auriga stock and recorded an $68,600 unrealized loss on investment for the decline in fair market value of the remaining 134,076 shares of Auriga stock held by the Company at December 31, 2007.

The technology transfers have no readily ascertainable value and were not valued as part of these transactions. The patent application transferred to Gemini had no book value and a fair market value for the license agreement with Gemini could not be determined.

The above described transactions were measured at the fair market value of the Auriga stock.

Other transactions

On September 1, 2006, The Company entered into a consulting agreement with Hudson & Co. for financial services to be provided at $15,000 per month. On February 12, 2007 Hudson & Co. terminated its agreement and the Company has no further liability for this agreement.

On March 15, 2005, the Company entered into an advisory agreement with Sorrento Financial Group for $15,000 per month. In addition, the Company was obligated to pay $500,000 for achievement of certain financial milestones. In lieu of the $500,000 payment, the Company repurchased $500,000 of BioGold’s common stock held by Phil Pesin. The fair value of the stock was determined by the Company’s most recent private placement of $1 per share. On February 12, 2007, all service agreements with Sorrento were cancelled and the Company has no further liability.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. We intend that all future transactions with affiliated persons be approved by a majority of the Board, including a majority of the independent and disinterested outside directors on the Board, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 13. Exhibits.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and between BioGold Fuels Corporation, BioGold Acquisition, Inc. and Full Circle Industries, Inc., dated April 20, 2007. #

2.2	Certificate of Merger of BioGold Acquisition, Inc. into Full Circle Industries, Inc., dated April 20, 2007.#

2.3	Agreement and Plan of Merger by and between BioGold Fuels Corporation, Cab-tive Advertising, Inc. and Cab-tive Acquisition, Inc., dated October 25, 2007 (1)

2.4	Articles of Merger of Cab-tive Acquisition, Inc. and BioGold Fuels Corporation, dated October 25, 2007.(2)

3.1	Articles of Incorporation of the Registrant. (3)

3.2	Bylaws of the Registrant. (4)

3.3	Certificate of Change to Articles of Incorporation Pursuant to NRS 78.209 (5).

3.3	Certificate of Amendment to Articles of Incorporation dated November 26, 2007. (6)

4.1	Full Circle 2004 Stock Option Plan. #

4.2	BioGold Fuels 2008 Equity Incentive Plan. (7)

4.7	Form of Common Stock Option granted to Chris Barsness. #

10.1	License Agreement between Full Circle Industries, Inc. and Gemini Environmental Corporation. (8)

10.2	Form of Subscription Agreement. #

10.3	Form of Indemnification Agreement (9)

10.4	License Agreement between Full Circle Industries, Inc. and MSW Patents, Inc.#

10.5	License Agreement between Full Circle Industries, Inc. and BioProducts International.#

10.6	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC (10).

10.7	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC (11).

10.8	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC (12).

14.1	Code of Ethics (13).

21.1	Subsidiaries.#

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

# Filed herewith.

(1)
Incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 26, 2007.

(3)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on November 1, 2007.

(4)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006.

(5)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006.

(6)	Incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 19, 2007.

(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 8, 2008.

(8)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on November 1, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on October 26, 2007.

(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(12)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(13)	Incorporated by reference to Exhibit 14 of the Registrants Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007.

Item 14. Principal Accountant Fees and Services.

The Audit Committee selected PMB Helin Donovan, an independent registered public accounting firm, as our independent auditors for the year ended December 31, 2007. The following table sets forth fees for professional services rendered by PMB Helin Donovan for the audit of our financial statements as of and for the year ended December 31, 2007 and the period from Inception through December 31, 2007.

		September 8, 2004
	Year Ended	(INCEPTION)
	December 31,	To December 31,
	2007	2007
Audit Fees (1)	$31,000	$41,000
All Other Fees (2)	—	—
Total	$31,000	$41,000

(1)
Represents fees for professional services provided in connection with the audit of our financial statements for the fiscal periods presented and the review of our year end financial statements through December 31, 2007.

(2)
Represents fees for professional services and advice provided. No other fees, audit related fees, or tax fees were paid relating to the audit period through the year ended December 31, 2007 or inception to December 31, 2007.

Audit Committee Pre-Approval Policies

Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, as amended, require public company audit committees to pre-approve audit and non-audit services. Effective as of October 25, 2007, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policies require our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting.

During the year ended December 31, 2007, our Audit Committee approved 100% of the total fees that were paid to PMB Helin Donovan. Our Audit Committee has determined that the rendering of all other non-audit services by PMB Helin Donovan is compatible with maintaining PMB Helin Donovan’s independence. During the year ended December 31, 2007, none of the total hours expended on our financial audit by PMB Helin Donovan were provided by persons other than PMB Helin Donovan’s full-time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2008.

BIOGOLD FUELS CORPORATION.

By:	/s/ Steve Racoosin
Name:	Steve Racoosin
Title:	Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Racoosin	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	April 9, 2008
Steve Racoosin

/s/ Chris Barsness	Chief Financial Officer (principal accounting and financial officer) & Secretary	April 9, 2008
Chris Barsness

/s/ Walter Wendland	Director	April 9, 2008
Walter Wendland

/s/ Michael Ott	Director	April 9, 2008
Michael Ott

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and between BioGold Fuels Corporation, BioGold Acquisition, Inc. and Full Circle Industries, Inc., dated April 20, 2007. #

2.2	Certificate of Merger of BioGold Acquisition, Inc. into Full Circle Industries, Inc., dated April 20, 2007.#

2.3	Agreement and Plan of Merger by and between BioGold Fuels Corporation, Cab-tive Advertising, Inc. and Cab-tive Acquisition, Inc., dated October 25, 2007 (1)

2.4	Articles of Merger of Cab-tive Acquisition, Inc. and BioGold Fuels Corporation, dated October 25, 2007.(2)

3.1	Articles of Incorporation of the Registrant. (3)

3.2	Bylaws of the Registrant. (4)

3.3	Certificate of Change to Articles of Incorporation Pursuant to NRS 78.209 (5).

3.3	Certificate of Amendment to Articles of Incorporation dated November 26, 2007. (6)

4.1	Full Circle 2004 Stock Option Plan. #

4.2	BioGold Fuels 2008 Equity Incentive Plan. (7)

4.7	Form of Common Stock Option granted to Chris Barsness. #

10.1	License Agreement between Full Circle Industries, Inc. and Gemini Environmental Corporation. (8)

10.2	Form of Subscription Agreement. #

10.3	Form of Indemnification Agreement (9)

10.4	License Agreement between Full Circle Industries, Inc. and MSW Patents, Inc.#

10.5	License Agreement between Full Circle Industries, Inc. and BioProducts International.#

10.6	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC (10).

10.7	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC (11).

10.8	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC (12).

14.1	Code of Ethics (13).

21.1	Subsidiaries.#

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

#	Filed herewith.

(1)
Incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006, reporting an event dated May 17, 2006.

(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 26, 2007.

(3)	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on November 1, 2007.

(4)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006.

(5)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006.

(6)	Incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on October 19, 2007.

(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 8, 2008.

(8)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on November 1, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on October 26, 2007.

(10)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(12)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(13)	Incorporated by reference to Exhibit 14 of the Registrants Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007.

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of BioGold Fuels Corporation

December 31, 2007

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Operations for the Twelve Months Ended December 31, 2007 and for the Period from September 8, 2004 (Inception) to December 31, 2007	F-4

Consolidated Statement of Stockholders’ Equity for the Twelve Months Ended December 31, 2007 and for the Period from September 8, 2004 (Inception) to December 31, 2007	F-6

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2007 and for the Period from September 8, 2004 (Inception) to December 31, 2007	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of BioGold Fuels Corporation as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows from September 8, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioGold Fuels Corporation as of December 31, 2007 and the results of its operations, stockholders’ deficit and its cash flows for the period from September 8, 2004 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the accompanying consolidated financial statements, the Company has no revenues and has sustained losses since inception. For the years ended December 31, 2007 and 2006 the Company experienced losses of approximately $1,371,346 and $2,734,418 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to this matter are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan
Certified Public Accountants
Spokane, Washington
April 9, 2008

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2007

December 31,
2007
Assets
Current Assets
Cash and cash equivalents	$48,564
Trading securities	5,364

Total Current Assets	53,928
Total Assets	$53,928

Liabilities
Current Liabilities
Accounts payable	$47,360
Accrued salaries & related benefits	151,105
Total Current Liabilities	198,465

Stockholders' Equity
Common stock
$0.001 par value; 700,000,000 shares authorized;
74,923,233 issued and outstanding	74,925

Additional paid-in capital	9,159,444

Accumulated deficit during development stage	(9,378,906)

Total Stockholders' Equity	(144,537)
Total Liabilities & Stockholders' Equity	$53,928

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Operations

	Year-Ended December 31, 2007	Year-Ended December 31, 2006	From inception (September 8, 2004) to December 31, 2007
Revenue	$-	$-	$-

Expenses

Research & development expense	-	14,615	703,738
Selling, general, & administrative	1,208,264	2,814,737	8,607,442

Operating Loss	(1,208,264)	(2,829,352)	(9,311,180)

Other Income (Expenses)

Other income	-	95,734	96,505
Realized gain on trading securities	5,069	-	5,069
Interest income	14,774	-	14,774
Realized loss on trading securities	(106,803)	-	(106,803)
Unrealized loss on trading securities	(68,600)	-	(68,600)
Other expense	(4,818)	-	(5,167)

Total Other Income (Expenses)	(160,378)	95,734	(64,222)

Loss before tax	(1,368,642)	(2,733,618)	(9,375,402)

Income tax expense	(2,704)	(800)	(3,504)

Net Loss	$(1,371,346)	$(2,734,418)	(9,378,906)

Net Loss Per Common Share
Basic	$(0.03)	$(0.07)

Weighted Average Number of Outstanding Common Shares
Basic and diluted	51,565,752	37,145,344

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

			From inception
	Year Ended	Year Ended	(September 8, 2004)
	December 31,	December 31,	to December 31,
	2007	2006	2007

Net Loss	$(1,371,346)	$(2,734,418)	$(9,378,906)

Cash Flows Provided By (Used In) Operating Activities
Adjustments to reconcile net loss to net cash used
Common stock issued for services	-	500,000	500,000
Preferred stock issued for services	-	120,000	120,000
Warrants & options expense for consultants & employees	555,836	714,171	4,844,416
License impairment expense	-	-	242,500
Depreciation and amortization expense	1,003	7,061	8,471
Impaired asset expense	18,387	-	18,387
Gain on sale of assets to related party	(5,000)	-	(5,000)
Net loss on trading securities, realized	101,734	-	101,734
Net loss on trading securities, unrealized	68,600	-	68,600
Increases (decreases) in accounts payable	(66,464)	112,342	47,360
Increase in other current liabilities	84,169	10,351	151,105
Decrease in other current assets	-	2,500	-
Decrease in prepaid expenses	9,768	10,232	-

Total Cash Flow Used By Operating Activities	(603,313)	(1,257,761)	(3,281,334)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets	-	(121,988)	(124,436)
Purchase of fixed assets from related party	(25,000)	-	(25,000)
Proceeds from sale of trading securities	370,554	-	370,554
Increase in note receivable from related party	-	(110,000)	(110,000)
Loans to related parties	(248,959)	-	(248,959)
Repayment by related party on note receivable	104,191	-	104,191
Restricted cash	170,257	(170,257)	-
Sale of fixed assets to related party	30,000	-	30,000
Purchase of trading securities in related party	(100,000)	(93,709)	(193,709)

Total Cash Flow Provided By Investing Activities	301,043	(495,954)	(197,359)

Cash Flows Provided By (Used In) Financing Activities
Sale of common stock	79,950	-	1,707,450
Sale of preferred stock	-	2,530,423	2,680,423
Exercise of warrants	-	-	4,682
Receipt of subscription receivable	200,000	-	200,000
Repurchase of common stock	(158)	(550,000)	(550,158)
Payment of stock sale funding fee	-	(265,140)	(515,140)

Total Cash Flows Provided By Financing Activities	279,792	1,715,283	3,527,257

Change in Cash and Cash Equivalents	(22,478)	(38,432)	48,564

Cash and cash equivalents at beginning of year	71,042	109,474	-
Cash And Cash Equivalents At End of Year	$48,564	$71,042	48,564

Other Supplemental Information
Taxes paid	2,704	800	3,504

Non-Cash Investing and Financing Activities
Subscription receivable	$-	$200,000
Non-cash decrease in note receivable from related party	110,000	-

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par value	Shares	Par value	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
Inception- September 8, 2004	-	$-	-	$-	$-	$-	$-

Net loss for period	-	-	-	-	-	(816,537)	(816,537)

Warrants issued	-	-	-	-	535,370	-	535,370

Common stock issued for cash at $0.25/share	2,060,000	21	-	-	514,979	-	515,000

Issuance of shares to founders at $0.00001 per share	19,187,500	192	-	-	-	-	192

Balance- December 31, 2004	21,247,500	213	-	-	1,050,349	(816,537)	234,025

Net loss for period	-	-	-	-	-	(4,456,605)	(4,456,605)

Option & warrant issuances	-	-	-	-	3,039,042	-	3,039,042

Warrants exercised	468,200	5	-	-	4,677	-	4,682

Common stock issued for cash
at $0.25/share	1,658,000	17	-	-	414,484	-	414,501

Shares cancelled	(2,000,000)	(20)	-	-	20	-	-

Issuance of shares to acquire IWP Inc.	970,000	10	-	-	242,490	-	242,500

Finder's fee for common stock sales	-	-	-	-	(400,000)	-	(400,000)

Common stock issued for cash at $1.00 per share	698,000	7	-	-	697,993	-	698,000

Preferred stock issued for cash at $1.00 per share	-	-	150,000	2	149,998	-	150,000

Balance- December 31, 2005	23,041,700	232	150,000	2	5,199,053	(5,273,142)	(73,855)

Net loss for period	-	-	-	-	-	(2,734,418)	(2,734,418)

Options & warrants issued	-	-	-	-	714,171	-	714,171

Common stock repurchase &
retirement	(600,000)	(6)	-	-	(549,994)	-	(550,000)

Shares reissued upon reverse of
stock cancellation	1,500,000	15	-	-	(15)	-	-

Finder's fee for Preferred stock sales	-	-	-	-	(115,140)	-	(115,140)

Subscription receivable	-	-	200,000	2	199,998		200,000

Common Stock issued for services	500,000	5	-	-	499,995	-	500,000

Preferred Stock issued for services	-	-	120,000	1	119,999	-	120,000

Preferred stock issued for cash
at $1.00 per share	-	-	2,530,423	25	2,530,398	-	2,530,423

Balance- December 31, 2006	24,441,700	$246	3,000,423	$30	$8,598,465	$(8,007,560)	$591,181

Net loss for period	-	-	-	-	-	(1,371,346)	(1,371,346)

Options issued	-	-	-	-	555,836	-	555,836

Cancellation of common stock	(1,000,000)	(10)	-	-	10	-	-

Effect of the BioGold Merger,
Exchange, and Conversion	29,442,546	294	(3,000,423)	(30)	(264)	-	-

Effect of the Cab-tive Merger,
and Exchange	21,908,987	74,265	-	-	(74,265)	-	-

Common stock repurchase
from dissenters	(30,000)	(30)	-	-	(128)	-	(158)

Common stock issued for cash
at $0.50 per share	160,000	160	-	-	79,790	-	79,950

Balance- December 31, 2007	74,923,233	$74,925	-	$-	$9,159,444	$(9,378,906)	$(144,537)

Note 1. COMPANY OVERVIEW AND BASIS OF PRESENTATION

BioGold Fuels Corporation (“BioGold” or the “Company”) is a renewable energy company that focuses on converting various forms of municipal solid waste (“MSW”) into usable forms of fuel and energy, effectively utilizing all components of MSW to reduce the amount of MSW ending up in landfills to as close to zero as possible. BioGold’s strategy combines both a “front-end” process and a “back-end” process. This combination of technologies under one roof is revolutionary in the trash processing industry. On the front-end, BioGold uses autoclave technology to sort and process MSW as it is brought in from trash hauling companies or landfills. BioGold receives a “tip fee” to receive the MSW, resulting in one revenue stream. The back-end utilizes several technologies to convert the MSW into a synthetic diesel fuel, ethanol, or energy that BioGold then sells to end users, thus creating a second revenue stream. Any remaining plastics, metals, or other material that cannot be converted into fuel or energy are sold as individual components, such as aluminum, which has been processed into a more readily usable form. This creates a third revenue stream.

The Company plans to market its bio-refinery to municipalities, local governments, and private industry. The BioGold bio-refinery will be built by the Company utilizing our technologies to process many forms of waste, from construction debris and municipal solid waste to medical waste and green waste. Each bio-refinery is tailored to fit the needs of the client for the processing of the various forms of waste and the required byproducts from the processing of the waste that make the most sense from a revenue perspective, whether that be synthetic diesel, ethanol, acetic acid, or electricity.

The accompanying consolidated financial statements include the accounts of BioGold Fuels Corporation (formerly known as Cab-tive Advertising, Inc. (“Cab-tive”)), and its wholly owned subsidiaries, BioGold Operations, Inc., Full Circle Industries, Inc. (“Full Circle”), and FCWS LLC (“FCWS”) (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at December 31, 2007 and the results of operations, stockholders’ deficit and cash flows for the twelve months ended December 31, 2007 and for the twelve months ended December 31, 2006, have been made. The Company is a development stage enterprise as defined in SFAS No 7.

Note 2. BIOGOLD FUELS CORPORATION REVERSE MERGER.

On April 20, 2007, Full Circle Industries, Inc., a Nevada corporation (“Full Circle”) completed a merger (the “BioGold Merger”) with BioGold Fuels Corporation, a Nevada corporation (“BioGold”). The BioGold Merger was effected pursuant to the terms of an Agreement and Plan of Merger (“BioGold Merger Agreement”), entered into on April 20, 2007, by and among Full Circle, BioGold, and BioGold Acquisition Inc., a newly-formed Nevada corporation and wholly-owned subsidiary of BioGold (the “Subsidiary”). Pursuant to the terms of the BioGold Merger Agreement, the Subsidiary was merged with and into BioGold, with Full Circle as the surviving entity and wholly owned subsidiary of BioGold. Full Circle continued its business under the name of BioGold Fuels Corporation as a subsidiary of BioGold. All references to Full Circle or the Company also refer to BioGold, unless the context indicates otherwise.

The Company entered into the BioGold Merger to obtain the assistance of the BioGold shareholders in raising capital and providing business development guidance.

Pursuant to the terms of the BioGold Merger, BioGold acquired all of the outstanding shares of Common and Preferred Stock of Full Circle (“Full Circle Stock”) in exchange for shares of Common Stock, par value $0.0001 per share of BioGold (“BioGold Stock”). At the closing of the Merger (the “Closing”), each outstanding share of Full Circle Stock held by the stockholders of Full Circle (the “Full Circle Stockholders”) was converted into the right to receive 1 share of BioGold Stock, and each of the outstanding option and warrant to purchase shares of Full Circle Stock was assumed by BioGold and converted into an option or warrant to purchase 1 share of BioGold Common Stock (“Common Stock”) for each one share convertible into BioGold Common Stock pursuant to such option or warrant.

Accordingly, immediately following the closing, the Full Circle Stockholders owned 26,442,123 shares of BioGold Stock and held 2,553,000 warrants or options to purchase BioGold Stock.

Due to the change in control of BioGold as a result of the BioGold Merger, the BioGold Merger was accounted for as an acquisition of BioGold by Full Circle and a recapitalization of Full Circle. Accordingly, the consolidated financial statements of the Company subsequent to the BioGold Merger consist of the balance sheets of both companies at historical cost, the historical operations of Full Circle, and the operations of both companies from the BioGold Merger date of April 20, 2007. At the time of the BioGold Merger, BioGold was a shell company and had no material assets, liabilities or operations.

Note 3. CAB-TIVE ADVERTISING, INC. REVERSE MERGER.

On October 25, 2007 BioGold Fuels Corporation, a privately-held Nevada corporation (“BioGold”) completed a merger (the “Cab-tive Merger”) with Cab-tive Advertising, Inc., a “shell” company organized under the laws of the State of Nevada (“Cab-tive”). The Merger was effected pursuant to the terms of an Agreement and Plan of Merger (“Merger Agreement”), entered into on October 24, 2007, by and among BioGold, Cab-tive, and Cab-tive Acquisition Inc., a newly-formed Nevada corporation and wholly-owned subsidiary of Cab-tive (the “Subsidiary”). Pursuant to the terms of the Merger Agreement, the Subsidiary was merged with and into BioGold, with BioGold as the surviving entity. BioGold continued its business under the name of BioGold Fuels Corporation as a subsidiary of Cab-tive. All references to Cab-tive or the Company also refer to BioGold, unless the context indicates otherwise.

The Company entered into the Cab-tive Merger to allow for the public trading of its securities on the over the counter bulletin board, which was intended to provide increased liquidity for existing shareholders and increase the ability of the Company to raise additional capital.

Pursuant to the terms of the Cab-tive Merger, Cab-tive acquired all of the outstanding shares of Common Stock of BioGold (“BioGold Common Stock”) in exchange for shares of Common Stock, par value $0.001 per share of Cab-tive (“Cab-tive Stock”). At the closing of the Merger (the “Closing”), each outstanding share of BioGold Common Stock held by the stockholders of BioGold (the “BioGold Stockholders”) was converted into the right to receive approximately 1.527 shares of Cab-tive Stock, and each outstanding option and warrant to purchase shares of BioGold Common Stock was assumed by Cab-tive and converted into an option or warrant to purchase approximately 1.527 shares of BioGold Common Stock (“Common Stock”) for each one share convertible into BioGold Common Stock pursuant to such option or warrant (with the exercise price being adjusted accordingly).

Accordingly, immediately following the closing, the BioGold Stockholders owned 54,563,233 shares of Cab-tive Stock and held 3,900,631 warrants or options to purchase Cab-tive Stock. The 20,200,000 shares of Cab-tive Stock outstanding prior to the Merger remained outstanding following the Merger. As of the closing, the BioGold Stockholders owned approximately 73% of the total 74,763,233 outstanding shares of Cab-tive Stock (or 78%, assuming exercise in full of the outstanding BioGold options and warrants that were assumed by Cab-tive in connection with the Merger), and the remaining stockholders of Cab-tive owned approximately 27% of the total outstanding shares of Cab-tive Stock (or 22%, assuming exercise in full of the outstanding BioGold options and warrants that were assumed by Cab-tive in connection with the Merger).

On November 9, 2007, Cab-tive’s board of directors and majority shareholders voted to approve the change in name from Cab-tive Advertising, Inc. to BioGold Fuels Corporation. On December 19, 2007, Cab-tive Advertising, Inc. changed its name to BioGold Fuels Corporation and the prior subsidiary Nevada corporation named BioGold Fuels Corporation changed its name to BioGold Operations, Inc. which remains as a wholly owned subsidiary of BioGold Fuels Corporation.

Due to the change in control of Cab-tive as a result of the Merger, the Merger was accounted for as an acquisition of Cab-tive by BioGold and a recapitalization of BioGold. At the time of the Cab-tive Merger, Cab-tive was a shell company and had no material assets, liabilities, or operations; therefore, the Company’s consolidated financial statements subsequent to the Cab-tive Merger consist of the balance sheet, statement of operation, cash flow statements, and statements of stockholder’s equity of BioGold with adjustment for the additional common stock issued pursuant to the Cab-tive Merger and the historical operations of BioGold prior to the Cab-tive Merger date of October 25, 2007.

The foregoing transactions are more fully described in that certain Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2007.

Note 4. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenues and has sustained losses since inception. The Company expects to incur substantial additional costs and capital expenditures through the initial year of continuing research and development of additional waste processing technologies. The ability to continue research and development of additional waste processing technologies may require obtaining additional funding. If this funding is not obtained, the Company may be unable to continue.

The Company intends to raise additional debt and/or equity financing to sustain its operations and to complete its capital expenditures, although there can be no assurance that it will be able to raise such funds on terms acceptable to the Company, or at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations.

At December 31, 2007, the Company’s current operations utilize approximately $30,000 per month. Unless significant revenue is generated, the Company will need to raise at least $700,000 in order to satisfy its cash needs for the next fiscal year.

Note 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and consolidated notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of these consolidated financial statements.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Advertising

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $0 and $12,940 for the years ended December 31, 2007 and December 31, 2006, respectively.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 “Accounting and Reporting by Development Stage Enterprises," of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.

Cash & Cash Equivalents

The Company treats any highly liquid investments with a maturity of three months or less as cash equivalents in the statement of cash flows. The Company had no cash equivalents at December 31, 2007 and December 31, 2006.

Concentration of Credit Risk

The Company maintains its cash balances in a financial institution. Cash balances at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company’s cash balances may exceed the insured amount.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Through the fiscal year ended December 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share”, which provides for the calculation of basic and diluted earnings per share.

In accordance with Financial Accounting standards No. 141(R) “Business Combinations” the Company calculated the weighted average number of common shares outstanding during the period in which the reverse acquisition occurred by using the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement as the number of common shares outstanding from the beginning of the period to the acquisition date and the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during the period as the number of common shares outstanding from the acquisition date to the end of the period.

The basic earnings per share for each comparative period before the acquisition date presented in the consolidated financial statements following the reverse acquisition were calculated by dividing the income of the legal acquiree attributable to common shareholders in each of those periods by the legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Common stock equivalents at December 31, 2007 and December 31, 2006 are comprised of employee options of 1,222,289 and 800,000, respectively; non employee options/warrants of 2,678,341 and 1,753,000, respectively; and convertible Series A preferred shares of 0 and 3,000,423, respectively. Inclusion of these stock equivalents in the calculation of earnings per share would be anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable, and accrued expenses. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

Fixed Assets

Property, plant, and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful life of the asset commencing when assets are placed in service. The useful lives of property, plant, and equipment for purposes of computing depreciation range from three to seven years. The Company had no fixed assets at December 31, 2007.

In the year ended December 31, 2007, the Company disposed of its prototypes pursuant to the transaction disclosed in Note 10.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." and records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140.” This standard amends the guidance in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement did not have a material effect on the financial statements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations on December 31, 2007 or December 31, 2006.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In December 2007, FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"), an amendment of Accounting Research Bulletin No. 51 ("ARB No. 51"). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interest of the parent's owners and the interests of the noncontrolling interests of the subsidiary. SFAS No. 160 becomes effective for annual reports filed on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 160 will have any immediate material effect on the Company's financial condition or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141(R)"), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). In a business combination, SFAS No. 141(R) requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Acquisition costs are required to be reported separately from the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) retains the fundamental requirements of SFAS 141 that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) becomes effective for annual reports filed on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have any immediate material effect on the Company's financial condition or results of operations.

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157-2 on the Company’s consolidated statement of financial condition and results of operations

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

Research and Development

Research and development costs are charged to operations when incurred with the exception of patent related filing costs, which are capitalized when the Company can reasonably estimate future cash flows. For the years ended December 31, 2007 and 2006, the Company had not capitalized any research and development costs. During the year ended December 31, 2007, the Company did not expense any research and development. During the year ended December 31, 2006, the Company had $14,615 in research expenses. The Company’s research and development expenses from inception through December 31, 2007 are $703,738.

Stock-Based Compensation

During the fourth quarter of 2004, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates calculated utilizing the Black-Scholes option valuation model. During the year ended December 31, 2005, the Company adopted SFAS No. 123(R).

During the year ended December 31, 2006 and through the April 20, 2007 date of the BioGold Merger, the Company had one share-based compensation plan, which is described below. The compensation cost that has been charged against income for the plan is $555,836 and $714,171 for the years ended December 31, 2007 and December 31, 2006, respectively. Because of continued losses, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of December 31, 2007, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

Full Circle’s 2004 Incentive Stock Option Plan (the Plan), approved by the shareholders, permitted the grant of share options and shares to its employees for up to 10 million shares of common stock. Option awards were generally granted with an exercise price equal to or within 85% to 100% of the market price of the Company's stock at the date of grant. Option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As a result of the BioGold Merger, the Plan was terminated. However, in the year ended December 31, 2007, the Company reserved 1,222,289 shares of common stock for potential issuance based upon the exercise of the grants under the Plan that are vested and remain exercisable.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions discussed herein. Expected volatilities were based on several factors including: the historical volatility of the Company's stock, comparisons to similar development stage companies in the waste management industry, and review of SEC comments for similar companies. While the Company will use historical data to estimate option exercise and employee termination within the valuation model, because of its limited history, the Company has assumed all options will be exercised and there will be no employee terminations. As terminations occur, the Company stops recognizing the expense associated with those respective options. The expected term of options granted is estimated to be the vesting period of the respective options which the Company believes provides a reasonable estimation of the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the historical LIBOR rate at the time of grant.

To estimate compensation expense, the Company used the Black-Scholes pricing Model and assumptions deemed reasonable by management. All options were valued as of the date of the grant period. The following assumptions were used to compute the fair value of option grants for the years ended December 31,
	2006	2005
Expected volatility	70%	70%
Expected dividend yield	0%	0%
Risk-free interest rate	4.840%	5.3-5.67%
Expected life	10 years	10 years

No grants were made in the year ended December 31, 2007; however, an additional 500,000 shares of a 750,000 option share grant from the year ended December 31, 2006 vested.

The following is a summary of the activity in the 2004 Plan since inception.

	Shares Under Option
	Number Of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value of Options Granted
2004 Plan
Options outstanding at December 31, 2004	-	$-	$-
Granted	2,500,000	$0.20	0.86
Exercised	-	-
Terminated	2,500,000	0.00
Options outstanding at December 31, 2005	-	$-
Granted	3,300,000	1.34	1.34
Exercised	-	-
Terminated	(2,500,000)	0.87	0.87
Options outstanding at December 31, 2006	800,000	$0.35
Granted	-	$-	$-
Exercised	-	$-	$-
Terminated	-	$-	$-
Adjustment for Cab-tive Merger	422,289	$0.23	$0.23
Options outstanding at December 31, 2007	1,222,289	$0.23	$0.23

The weighted average contractual life remaining of options outstanding at December 31, 2007 is approximately 9 years.

Note 6. SIGNIFICANT CONTRACTS

On May 15, 2006, the Company entered into a licensing agreement to acquire license rights to a patent for alternate ways of processing municipal solid waste (“MSW Patent License”). The Company obtains the exclusive right to use the patented technology within any county in the United States upon the election of the Company pursuant to the agreement to license that particular county. The Company paid the initial $37,500 fees to secure the license rights in 2006 for Orange County, California which the Company expensed. The Company has not built a processing vessel within the required 18 months for Orange County, California and therefore may again elect to license that particular county upon additional payment of $37,500. The Company still has the right of first refusal for any future bona fide purchasers who wish to license that county.

On February 20, 2007, the Company entered into a license agreement with Gemini Environment Corporation (“Gemini”), a related party, pursuant to which Gemini licensed BioGold its MSW Autoclave Technology (the “Gemini License”). The Gemini License provides the Company with a non-exclusive license throughout the world to use the MSW Technology to produce fuels, except in the states of Louisiana and Kentucky. The terms of the Gemini License, among other things: (i) runs for a term of 25 years; (ii) obligates the Company to pay to Gemini 3.0% of its revenues; and (iii) obligates the Company to allow having the right, but not the obligation, to manufacture all vessels. In addition, the Gemini License requires the Company to meet certain commercial milestones to maintain the license. Under the terms of the license, the Company must (1) spend at least One Million Dollars ($1,000,000) toward the commencement of development of a project within eighteen (18) months of February 20, 2007; (2) spend an additional Two Million Dollars ($2,000,000.00) prior to the third (3rd) anniversary of the Effective Date, and (3) take, on or before the 3rd anniversary of February 20, 2007, other significant actions to effectuate the commencement of Commercial Operation of the Project, such as obtaining significant written contracts for the sale of fuels, obtaining Project site control, and obtaining contracts for the supply of Biomass.

Note 7. SHAREHOLDERS' EQUITY

Common and Preferred Stock

Upon formation on September 8, 2004, the Company sold and issued 19,187,500 shares of its common stock to the founders of the Company at a price of $0.00001 per share. 17,000,000 of these shares were issued to related parties.

The Company entered into a private placement of unregistered securities whereby it sold and issued 2,060,000 shares of common stock in the year ended December 31, 2004. The common stock was sold at $0.25 per share. The gross aggregate proceeds from the issuance of this stock were $515,000.

In the year ended December 31, 2005, Full Circle merged with International Waste Processors (“IWP”) and the Company exchanged 970,000 shares of common stock for all outstanding shares of common stock in IWP. IWP is a related party to the Company with common shareholders with Full Circle. The shares were valued at $0.25 per share which was the fair value of the Company’s most recent private placement.

During the year ended December 31, 2005, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 1,658,000 shares of common stock at $0.25 per share for gross aggregate proceeds from the issuance of this stock of $414,500.

During the year ended December 31, 2005, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 698,000 shares of common stock at $1.00 per share for gross aggregate proceeds from the issuance of this stock of $698,000. The Company sold these shares at an increased valuation based upon the merger with IWP and its acquisition of additional waste processing technologies.

During the year ended December 31, 2005, two warrants representing 468,200 shares of common stock were exercised at their exercise price of $0.01 per share and the Company issued 468,200 shares of common stock for proceeds of $4,682.

During the year ended December 31, 2005, Steve Racoosin, the Company’s current Chief Executive Officer forfeited 2,000,000 shares of common stock back to the Company to assist with a private placement and to minimize dilution to shareholders in connection with a prior offering.

During the year ended December 31, 2005, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 150,000 shares of Series A Convertible Redeemable Participating Preferred Stock as detailed in Note 6 of these footnotes at $1.00 per share.

During the year ended December 31, 2006, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 2,730,423 shares of Series A Convertible Redeemable Participating Preferred Stock as detailed in Note 6 of these footnotes. The proceeds of $2,530,423 from this issuance was received in the year ended December 31, 2006. The remaining $200,000 was recorded as a subscription receivable and received in 2007.

During the year ended December 31, 2006, the Company repurchased and retired 100,000 shares of common stock at $0.50 and 500,000 shares of common stock at $1.00 per share.

During the year ended December 31, 2006, the Company issued 500,000 shares of common stock to two consultants as compensation for services and recognized $500,000 in compensation expenses. In addition, the Company issued 120,000 shares of preferred stock to a consultant for services and recognized $120,000 in compensation expense.

During the year ended December 31, 2006, the Company reissued 1,500,000 shares back to Mr. Racoosin.

On February 12, 2007, Hudson & Co., LLC forfeited 1,000,000 shares of common stock back to the Company.

During the year ended December 31, 2007, the Company entered into a subscription agreement through a private placement of unregistered securities to sell and issue 160,000 shares of Common Stock at $0.50 per share for net proceeds of $79,950.

During the year ended December 31, 2007, in connection with the Cab-tive Merger, the Company repurchased 30,000 shares of common stock from three shareholders who dissented to the Cab-tive Merger under Nevada law. The Company repurchased these shares for $158.

During the year ended December 31, 2007, the Company issued a total of 29,442,546 shares of common stock, of which 3,000,423 were shares of preferred stock that were converted to common stock pursuant to the BioGold Merger discussed in Note 2 and issued 21,908,987 shares of common stock pursuant to the Cab-tive Merger discussed in Note 3.

Common stock options and warrants

During the year ended December 31, 2004, the Company issued warrants to purchase 1,415,000 shares of its common stock to consultants in consideration for management, research, development, financial and legal services. Related party consultants received 700,000 common stock warrants for services. These warrants were issued at an exercise price of $0.01 per share. During that same year, the Company issued warrants to purchase 100,000 shares of its common stock to directors in the Company in consideration for their service on the board of directors. These warrants were issued at an exercise price of $0.25 per share. The fair value of all warrants was $535,370. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon the LIBOR rate at the time of the grant, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 10 years.

During the year ended December 31, 2005, the Company issued warrants to purchase 1,183,000 shares of its common stock to consultants in consideration for management, research, development, and financial services. The exercise price per share for 525,000 shares represented by the warrants was $0.25, and $1.00 for 658,000 shares represented by the warrants. The fair value of these warrants was $522,382. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon the LIBOR rate at the time of the grant which range from 3.27% to 3.84%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 10 years.

During the year ended December 31, 2005, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.25 per share to its chief executive officer in consideration for his prior services. During this same year, the Company also issued warrants to purchase 108,200 shares of its common stock to consultants in consideration for research, development, and financial services. The exercise price for these warrants was $0.01 per share. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon the LIBOR rate at the time of the grant which was 3.86%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 10 years. The estimated value of these warrants was recorded at $948,808.

During the year ended December 31, 2005, the Company issued warrants to purchase 30,000 shares of its common stock to consultants in consideration for research, development, and financial services. The exercise price for these warrants was $0.85 per share. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon the LIBOR rate at the time of the grant which was 4.74%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 10 years. The estimated value of these warrants was $6,491.

During the year ended December 31, 2006, the Company issued an employee stock option to purchase 950,000 shares of the Company’s common stock at an exercise price of $0.35 per share to 2 executives. The value of the options was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon the LIBOR rate at the time of the grant which range from 5.15% to 5.59%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 10 years. The estimated value of these options was $268,705.

During the year ended December 31, 2007, the Company vested the remaining 500,000 shares of a prior 750,000 share grant to an executive of the Company. The value of the additional option was estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon the LIBOR rate at the time of the grant which was 5.591%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 10 years. The estimated value of the additional vested option was $555,836.

As of December 31, 2007, 1,700,000 warrants have been issued to related parties.

Note 8. 2008 EQUITY INCENTIVE PLAN

In October, 2007, the board of directors and majority shareholders of BioGold voted to adopt a stock incentive plan for consultants and employees of the Company. The plan was named the “2008 Equity Incentive Plan” (the “Plan”). The Company reserved up to 10,000,000 shares of BioGold Common Stock for issuance under the Plan. These shares may be issued from time to time by action of the Company’s board of directors in exchange for services provided to the Company.

At December 31, 2007, no grants or awards have been made under the Plan and the Company continues to reserve 10,000,000 shares for issuance under the Plan.

Note 9. COMMITMENT AND CONTINGENCIES

On September 25, 2006, the Company entered into a commercial office lease at 2029 Century Park East in Los Angeles, CA. The lease was for a 5 year term and had minimum lease obligations of $9,769 per month with yearly increases of 3.5%. The Company was required to obtain a secured letter of credit for the lease in the amount of $165,500.

On August 21, 2007, the office lease was voluntarily terminated by both parties. The Company was required to pay a negotiated $43,418 to the landlord as an early termination fee and one month of lease obligations. As a result of the lease termination, the $165,500 securing the letter of credit, plus capitalized interest of $9,346, was released to the Company.

Note 10. RELATED PARTY TRANSACTIONS

Chris Walton is a major shareholder, director, officer, or former director or officer of the following companies: Full Circle Industries, Inc., Gemini Environmental, and Hudson & Co., LLC. Phil Pesin is a major shareholder, director, officer, or former director or officer of the following companies: Auriga Laboratories, Inc., Aquoral Finance Corp, LLC, Full Circle Industries, Inc. and Sorrento Financial Group. BioGold Fuels Corporation is a renewable energy company incorporated in the state of Nevada and is publicly traded. Aquoral Finance Corp, LLC is a private finance firm in which Phil Pesin is a manager or member. Auriga Laboratories is a pharmaceutical company incorporated in the state of Delaware and is publicly traded. Gemini Environmental is an environmental solutions company that is privately owned, Sorrento Financial Group a consulting service provider which is beneficially owned by Phil Pesin, and Hudson & Co. is a consulting service provider owned by Chris Walton.

Transactions:

1.
On December 20, 2006 the Company entered into a 24 month secured convertible promissory note with Gemini Environment for $110,000. On August 31, 2007, pursuant to the terms of the note, the Company converted the balance due on the note into 335,500 shares of preferred stock in Gemini. On December 10, 2007, the Company entered into an agreement with Gemini to return the 335,500 shares of Gemini stock to Gemini for cancellation in exchange for Gemini waiving four years of annual maintenance payments under the Gemini License.

2.
On December 24, 2006 the Company invested $93,750 in Aquoral Finance Corp for a ¾ membership interest and a warrant to purchase 93,750 shares of common stock of Auriga Laboratories. On February 12, 2007, Phil Pesin and another shareholder of the Company exchanged 325,000 shares of Auriga common stock in consideration for the Company’s transferring a municipal solid waste technology patent application and prototype to Gemini, which Gemini then licensed back to the Company. In addition, the Company transferred its ¾ membership interest in Aquoral and the warrant to purchase 93,750 shares of common stock of Auriga to Gemini.

3.	On June 20, 2007, BioGold purchased 80,000 share of Auriga common stock for $100,000.

4.
During the year ended December 31, 2007, the Company entered into a promissory note receivable for $125,000 with Auriga and entered into a promissory note receivable for $123,959 with Gemini. During the year ended December 31, 2007, Gemini repaid the note and the Company received 150,000 shares of Auriga common stock as payment for the other note balances.

The Company treated the Auriga stock as trading securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” In the year ending December 31, 2007, the Company recorded an $106,803 realized loss and $5,069 realized gain from the sale of Auriga stock. The Company received approximately $370,000 from the sale of Auriga stock and recorded an $68,600 unrealized loss on investment for the decline in fair market value of the remaining 134,076 shares of Auriga stock held by the Company at December 31, 2007.

The technology transfers have no readily ascertainable value and were not valued as part of these transactions. The patent application transferred to Gemini had no book value and a fair market value for the license agreement with Gemini could not be determined.

The above described transactions were measured at the fair market value of the Auriga stock.

Other transactions

On September 1, 2006, The Company entered into a consulting agreement with Hudson & Co. for financial services to be provided at $15,000 per month. On February 12, 2007 Hudson & Co. terminated its agreement and the Company has no further liability for this agreement.

On March 15, 2005, the Company entered into an advisory agreement with Sorrento Financial Group for $15,000 per month. In addition, the Company was obligated to pay $500,000 for achievement of certain financial milestones. In lieu of the $500,000 payment, the Company repurchased $500,000 of BioGold’s common stock held by Phil Pesin. The fair value of the stock was determined by the Company’s most recent private placement of $1 per share. On February 12, 2007, all service agreements with Sorrento were cancelled and the Company has no further liability.

Note 11. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, has not generally incurred income tax expense. The following are the components of the income tax provision for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Income tax provision
Current	$2,704	$800
Deferred	-	-
Total	$2,704	$800

The Company has determined that its deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company’s deferred tax assets (liabilities) were as follows for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
Net operating loss carryforward	$1,336,656	$1,100,763
Stock-based compensation	1,928,726	1,739,742
Depreciation, amortization and other	182,515	114,494
State tax - Deferred	(244,951)	(203,871)
Research & Development credit	-	-
	3,202,946	2,751,126
Valuation allowance	(3,202,946)	(2,751,126)
Net deferred tax assets	$-	$-

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. Of the Company’s $3,211,785 net operating loss carry-forwards, $1,120,006 is subject to the limitation under Section 382 and the remaining $2,091,779 is not subject to the limitation.

The net operating loss carry-forwards of $3,211,785 begin expiring in 2019. A more than 50% change in ownership will greatly restrict the use of these losses in the future.

The valuation allowance increased $451,820 during the year ended December 31, 2007.

The reconciliation of the statutory and effective income tax rates is as follows:

	2007	2006
Federal income tax rate	34.0%	34.0%
State income tax rate, net of federal benefit	8.84%	8.84%
Change in valuation allowance	-42.84%	-42.84%
Other	-%	-%
Effective income tax rate	0.0%	0.0%

Note 12. STOCK PURCHASE WARRANTS

The following is a summary of outstanding warrants as of December 31, 2006 and December 31, 2007:

	Number of Warrants	Exercise Price per Share	Weighted Average Exercise Price per Share
Warrants outstanding at December 31, 2006 (1)	2,678,341	$0.01 to $0.65	$0.40

Warrants outstanding at December 31, 2007	2,678,341	$0.01 to $0.65	$0.40

(1) These amounts are adjusted for the conversion pursuant to the Cab-tive Merger in 2007.

Note 13. EMPLOYMENT ARBITRATION SETTLEMENT

On February 5, 2007, a former employee, Irwin Frank filed a claim with the American Arbitration Association (the “Claim”). The Claim alleged that Full Circle terminated his employment in violation of an alleged employment contract. In August, 2007, the Company settled the Claim for $30,000 which was paid to Mr. Frank and recorded as other expense.

Note 14. SHAREHOLDER DISSENT

In connection with the Cab-tive Merger on October 25, 2007, the Company, pursuant to Nevada law, provided notice of the Cab-tive Merger to all shareholders and the opportunity to dissent from the corporate action and return all of their stock in the Company for payment of fair value. Four shareholders provided the Company with notice of dissent to the Cab-tive Merger and requested payment of fair value for their shares of stock in the Company. Pursuant to Nevada law, the Company offered to pay fair value of the shares of Company’s stock held by the dissenting shareholders. Three of the shareholders accepted this payment for which the Company paid $158 to repurchase and retire 30,000 shares of Company common stock. The remaining dissenting shareholder holding 1,030,000 shares of common stock has refused the Company’s calculation of fair value and provided demand for payment of his calculation of fair value. On March 7, 2008, pursuant to Nevada law, since the Company and the shareholder do not agree on the fair value to be paid to the dissenter for its shares, the Company filed an action in the District Court in Clark County Nevada to determine fair value. Unless the Company and the dissenting shareholder agree upon the fair value of the shares or otherwise settle the dispute, the court shall determine the fair value for the shares to be paid by the Company to the shareholder. The Company does not feel that the amount it may pay for fair value is material and has not recognized any contingent liability.

Note 15. PAYROLL LIABILITIES

On February 12, 2007, the Company employed Steve Racoosin as the Company’s Chief Executive Officer. Mr. Racoosin was to receive a salary of $275,000 per year. The Company paid Mr. Racoosin a total of $109,545 and payroll tax of $17,286 pursuant to his employment. The remaining $134,258 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability.

On October 1, 2007, the Company hired Chris Barsness as the Company’s Chief Financial Officer. Mr. Barsness was to receive a salary of $160,000 per year. The Company paid Mr. Barsness a total of $26,213. The remaining $16,847 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability.

Note 16. SUBSEQUENT EVENTS

In January 2008, the Company entered into a one year commercial lease agreement for approximately 500 square feet of office space at 1800 Century Park East, Suite 600, Los Angeles, CA 90067. The Company is obligated to pay approximately $1,800 per month for this office space.

On January 30, 2008, the Company entered into an agreement with AudioStocks, Inc. to provide the Company investor relations services for a four month period. The Company issued 112,000 shares of its common stock at a fair value of $106,400 to AudioStocks as compensation for these services.

On February 8, 2008, the Company registered 10,000,000 shares of common stock reserved for issuance under the Company’s 2008 Equity Incentive Plan by filing US Securities & Exchange Commission Form S-8.

On March 3, 2008, the Company issued to Heritage Holding Group, LLC, a Delaware limited liability company (“Lender”) a Senior Secured Promissory Note (the “Note”) in the principal amount of up to $550,000.  The Note is due and payable on December 31, 2008.  The Note bears interest at the rate of 15% per annum and the Lender receives a 10% origination fee on the Note, which is deducted from the payment of principal at the time the funds are disbursed. The Note was issued pursuant to a Senior Secured Note Purchase Agreement.

To secure the Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated March 3, 2008. The Note allows prepayment at any time to remove the security interest.