Form 10QSB
period 2008-03-31
Biogold Fuels CORP
filed 2008-05-07
CIK 1381192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 333-138869

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

BIOGOLD FUELS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
For the quarterly period ended March 31, 2008

i

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

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-QSB (this “Form 10-QSB”). Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated. For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please refer to the section entitled “Risk Factors.”

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

Our independent registered public accounting firm has concluded that the Company’s recurring losses from operations and working capital deficiency raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for engineering, design, and construction of waste processing facilities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At March 31, 2008, we had cash and cash equivalents on hand of $150,000, trading securities valued at $4,022, and a negative working capital position of $423,785. On a going forward basis, our primary business strategy is to continue to market our waste processing plants which includes the design, engineering, and construction of these plants; however, each facility will require substantial financing to pursue any specific project. We have successfully raised capital in the form of the issuance of promissory notes and the sale of securities, the proceeds of which were used for working capital. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

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

v

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

THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.

Outstanding convertible securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of March 31, 2008, we had options and warrants outstanding to purchase approximately 3,900,630 shares of our common stock at prices ranging from $0.01 to $0.65 per share. For the length of time these warrants and options are outstanding, the holders of such warrants and options will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such convertible securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.

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

PART I

Item 1.  Financial Statements (Unaudited).

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2008

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Current
Assets
Cash and cash equivalents	$150,000	$48,564
Trading securities	4,022	5,364

Total Current Assets	154,022	53,928

Other Assets
Deposits	2,726	-

Total Other Assets	2,726

Total Assets	$156,748	$53,928

Liabilities
Current Liabilities
Accounts payable	52,824	47,360
Accrued salaries & related benefits	247,668	151,105
Accrued expenses	2,315
Note payable	275,000	-

Total Current Liabilities	577,807	198,465

Stockholders' Equity

Common stock $0.001 par value; 700,000,000 shares authorized; 75,035,233 and 74,923,233 issued and outstanding, respectively	75,035	74,925

Additional paid-in capital	9,265,733	9,159,444

Accumulated deficit during development stage	(9,761,827)	(9,378,906)

Total Stockholders' Equity	(421,059)	(144,537)

Total Liabilities & Stockholders' Equity	$156,748	$53,928

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			From inception
			(September 8,
	Quarter Ended	Quarter Ended	2004)
	March 31,	March 31,	to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
			$$
Revenue	$-	-	-

Expenses

Research & development expense	3,665	-	707,403
Selling, general, & administrative	377,916	115,948	8,985,358

Operating Loss	(381,581)	(115,948)	(9,692,761)

Other Income (Expenses)

Other income	-	5,050	96,505
Realized gain on trading securities	-	-	5,069
Unrealized gain on trading securities	-	409,500	-
Interest income	-	2,285	14,774
Realized loss on trading securities	-	-	(106,803)
Unrealized loss on trading securities	(1,340)	-	(69,940)
Other expense	-	-	(5,167)
Total Other Income
(Expenses)	(1,340)	416,835	(65,562)

Gain (Loss) before tax	(382,921)	300,887	(9,758,323)

Income tax expense	-	-	(3,504)

Net Income (Loss)	$(382,921)	$300,887	(9,761,827)

Net Gain (Loss) Per Common Share

Basic	$(0.01)	$0.01

Weighted Average Number of Outstanding Common Shares
Basic	74,997,900	24,108,367

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

			From inception
	Quarter	Quarter	(September 8,
	Ended	Ended	2004)
	March 31,	March 31,	to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Net Loss	$(382,921)	$300,887	$(9,761,827)

Cash Flows Provided By (Used In) Operating
Activities
Adjustments to reconcile net loss to net cash used
Common stock issued for services	106,400	-	606,400
Preferred stock issued for services	-	-	120,000
Warrants & options expense for consultants & employees	-	-	4,844,416
License impairment expense	-	-	242,500
Depreciation and amortization expense	-	-	8,471
Impaired asset expense	-	-	18,387
Origination fees	25,000	-	25,000
Gain on sale of assets to related party	-	-	(5,000)
Net loss on trading securities, realized	-	-	101,734
Net loss (gain) on trading securities, unrealized	1,340	(409,500)	69,940
Increases (decreases) in accounts payable	5,464	(105,667)	52,824
Increases (decreases) in other current liabilities	98,879	(66,936)	249,983
Decreases (increases) in other current assets	(2,726)	9,769	(2,726)

Total Cash Flow Used By Operating Activities	(148,564)	(271,447)	(3,429,898)

Cash Flows Provided By (Used In) Investing
Activities
Purchase of fixed assets	-	-	(124,436)
Purchase of fixed assets from related party	-	-	(25,000)
Proceeds from sale of trading securities	-	-	370,554
Increase in note receivable from related party	-	-	(110,000)
Loans to related parties	-	-	(248,959)
Repayment by related party on note receivable	-	-	104,191
Restricted cash	-	170,257	-
Sale of fixed assets to related party	-	-	30,000
Purchase of trading securities in related party	-	-	(193,709)

Total Cash Flow Provided By (Used In) Investing
Activities	-	170,257	(197,359)

Cash Flows Provided By (Used In) Financing
Activities
Sale of common stock	-	-	1,707,450
Sale of preferred stock	-	-	2,680,423
Proceeds from promissory note, net of origination fees	250,000	-	250,000
Exercise of warrants	-	-	4,682
Receipt of subscription receivable	-	200,000	200,000
Repurchase of common stock	-	-	(550,158)
Payment of stock sale funding fee	-	-	(515,140)

Total Cash Flows Provided By Financing
Activities	250,000	200,000	3,777,257

Change in Cash and Cash Equivalents	101,436	98,810	150,000

Cash and cash equivalents at beginning of period	48,564	71,042	-
Cash And Cash Equivalents At End of Period	$150,000	$169,852	150,000

Other Supplemental Information
Taxes paid	-	-	(3,504)

Non-Cash Investing and Financing Activities

Non-cash decrease in note receivable from related party	-	110,000	-

The accompanying notes are an integral part of these financial statements.

Condensed footnotes to the financial statements
March 31, 2008

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

The accompanying consolidated financial statements include the accounts of BioGold Fuels Corporation (formerly known as Cab-tive Advertising, Inc. (“Cab-tive”)), and its wholly owned subsidiaries, BioGold Operations, Inc., Full Circle Industries, Inc. (“Full Circle”), and FCWS LLC (“FCWS”) (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at March 31, 2008 and the results of operations, stockholders’ deficit and cash flows for the quarter ended March 31, 2008 and for the quarter ended March 31, 2007, have been made. The Company is a development stage enterprise as defined in SFAS No 7.

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

At March 31, 2008, the Company’s current operations utilize approximately $50,000 per month. Although the Company received an additional $250,000 after March 31, 2008, the Company may need to raise an additional $150,000 in order to satisfy its cash needs for the remainder of the fiscal year, unless significant revenue is generated.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. These interim consolidated financial statements and consolidated notes have not been audited. The interim consolidated financial statements and consolidated notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of these consolidated financial statements.

Condensed footnotes to the financial statements
March 31, 2008

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

Condensed footnotes to the financial statements
March 31, 2008

Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Common stock equivalents at March 31, 2008 and March 31, 2007 are comprised of employee options of 1,222,289 and 800,000, respectively; non employee options/warrants of 2,678,341 and 1,753,000, respectively; and convertible Series A preferred shares of 0 and 3,000,423, respectively. Inclusion of these stock equivalents in the calculation of earnings per share would be anti-dilutive.

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

Fixed Assets
Property, plant, and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful life of the asset commencing when assets are placed in service. The useful lives of property, plant, and equipment for purposes of computing depreciation range from three to seven years. The Company had no fixed assets at March 31, 2008.

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

Research and Development
Research and development costs are charged to operations when incurred with the exception of patent related filing costs, which are capitalized when the Company can reasonably estimate future cash flows. For the quarters ended March 31, 2008 and 2007, the Company had not capitalized any research and development costs. During the quarter ended March 31, 2007, the Company did not expense any research and development. During the quarter ended March 31, 2008, the Company had $3,665 in research expenses. The Company’s research and development expenses from inception through March 31, 2008 are $707,403.

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

Condensed footnotes to the financial statements
March 31, 2008

During the year ended December 31, 2006 and through the April 20, 2007 date of the BioGold Merger, the Company had one share-based compensation plan, which is described below. No compensation cost has been charged against income for the plan for the quarters ended March 31, 2008 and March 31, 2007, respectively. Because of continued losses, no income tax benefit has been recognized in the income statement for share-based compensation arrangements. As of March 31, 2008, no share-based compensation cost had been capitalized as part of inventory or fixed assets.

Full Circle’s 2004 Incentive Stock Option Plan (the Plan), approved by the shareholders, permitted the grant of share options and shares to its employees for up to 10 million shares of common stock. Option awards were generally granted with an exercise price equal to or within 85% to 100% of the market price of the Company's stock at the date of grant. Option awards generally vest based on 2 to 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan). As a result of the BioGold Merger, the Plan was terminated. However, in the year ended December 31, 2007, the Company reserved 1,222,289 shares of common stock for potential issuance based upon the exercise of the grants under the Plan that are vested and remain exercisable. For the quarter ended March 31, 2008, the Company continues to reserve 1,222,289 shares of common stock for potential issuance under the Plan.

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

No grants were made in the quarter ended March 31, 2007; however, an additional 500,000 shares of a 750,000 option share grant from the year ended December 31, 2006 vested. No grants or vesting occurred in the quarter ended March 31, 2008.

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

Condensed footnotes to the financial statements
March 31, 2008

Note 4. SIGNIFICANT CONTRACTS

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

Note 5. SHAREHOLDERS' EQUITY

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

Condensed footnotes to the financial statements
March 31, 2008

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

During the year ended December 31, 2006, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 2,730,423 shares of Series A Convertible Redeemable Participating Preferred Stock. The proceeds of $2,530,423 from this issuance were received in the year ended December 31, 2006. The remaining $200,000 was recorded as a subscription receivable and received in 2007.

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

During the quarter ended March 31, 2008, the Company issued 112,000 shares of common stock to a consulting company for services. The shares were issued at fair market value on the date of issuance of $0.95 per share resulting in a total of $106,400 in expense.

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

Condensed footnotes to the financial statements
March 31, 2008

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

As of March 31, 2008, 1,700,000 warrants have been issued to related parties.

No options or warrants were issued in the quarter ended March 31, 2008.

Note 6. 2008 EQUITY INCENTIVE PLAN

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

Condensed footnotes to the financial statements
March 31, 2008

On February 8, 2008, the Company filed a SEC Form S-8 Registration Statement registering all 10,000,000 shares of common stock and the common stock to be issued under any options granted.

At March 31, 2008, no grants or awards have been made under the Plan and the Company continues to reserve 10,000,000 shares for issuance under the Plan.

Note 7. COMMITMENT AND CONTINGENCIES
In the quarter ended March 31, 2008, the Company entered into a one year lease for commercial office space at 1800 Century Park East in Los Angeles, CA. The lease has minimum lease obligations of approximately $1,800 per month and is for 2 separate offices totaling approximately 600 square feet.

Note 8. PROMISSORY NOTE

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

To secure the Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated March 3, 2008. The Note allows prepayment at any time to remove the security interest.   A copy of the Note, Purchase Agreement, and Security Agreement are attached hereto as Exhibits 10.2 to 10.4.

At March 31, 2008, the Company had received $275,000 of the note, less the $25,000 origination fee; however, the Company received the remaining $275,000, less the origination fee of $25,000 subsequent to March 31, 2008.

At March 31, 2008, $2,315 in interest had accrued on the outstanding balance of the Note which the Company has recorded as an accrued expense.

Note 9. STOCK PURCHASE WARRANTS

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

During the quarters ended March 31, 2008, and 2007, the Company did not issue any warrants.

Note 10. PAYROLL LIABILITIES

On February 12, 2007, the Company employed Steve Racoosin as the Company’s Chief Executive Officer. Mr. Racoosin was to receive a salary of $275,000 per year. The Company paid Mr. Racoosin a total of $109,545 and payroll tax of $17,286 pursuant to his employment. The remaining $134,258 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability.

Condensed footnotes to the financial statements
March 31, 2008

In the quarter ended March 31, 2008, the Company paid Mr. Racoosin a total of $7,247 pursuant to his employment. The remaining $61,503 was recorded as an accrued payroll liability.

On October 1, 2007, the Company hired Chris Barsness as the Company’s Chief Financial Officer. Mr. Barsness was to receive a salary of $160,000 per year. The Company paid Mr. Barsness a total of $26,213. The remaining $16,847 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability.

In the quarter ended March 31, 2008, the Company paid Mr. Barsness a total of $17,487. The remaining $22,513 was recorded as an accrued payroll liability.

During the quarter ended March 31, 2008, the Company also accrued $6,280 in employer’s share of payroll taxes.

During the quarter ended March 31, 2008, the Company accrued $6,274 in unpaid vacation time.

Note 11. SUBSEQUENT EVENTS

On April 28, 2008 the Company entered into a licensing and strategic partnership agreement (the “Partnership” or “Agreement”) with Energy Dynamics Corporation International (EDCI). This partnership will provide BioGold with thermal distillation technologies that will aid in the conversion of biomass feedstocks to energy sources such as diesel fuel and synthetic gas. In addition, the partnership affords BioGold access to any improvements made by EDCI to the technology. This agreement will also initiate exclusive exchanges of products between BioGold and EDCI. The Agreement provides a royalty free license to use EDCI’s technology. A copy of the Agreement is attached hereto as Exhibit 10.1.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-QSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the section entitled “Description of Business—Risk Factors” and elsewhere in this Form 10-QSB.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included elsewhere in this Form 10-QSB.

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-QSB. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to the footnotes to our consolidated financial statements included elsewhere in this Form 10-QSB.

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

Liquidity and Capital Resources

The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources:

Since Inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At March 31, 2008, we had cash and cash equivalents on hand of approximately $150,000, trading securities valued at $4,022, and a negative working capital position of $423,785. Although we have taken actions to reduce operating losses by reducing operating expenses and headcount, we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-QSB do not include any adjustments that might result from the outcome of this uncertainty.

In order to raise working capital, on March 3, 2008, the Company issued to Heritage Holding Group, LLC, a California limited liability company (“Lender”) a Senior Secured Promissory Note (the “Note”) in the principal amount of $550,000.  The Note is due and payable on December 31, 2008.  The Note bears interest at the rate of 15% per annum and the Lender receives a 10% origination fee on the Note, which is deducted from the payment of principal at the time the funds are disbursed. The Note was issued pursuant to a Senior Secured Note Purchase Agreement. The Company has received $275,000, less the $25,000 origination fee, of the Note at March 31, 2008. The remainder of $275,000, less the origination fee of $25,000, has been received subsequent to March 31, 2008, for net proceeds of $500,000 received.

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

The complete terms and conditions of the foregoing transaction are set forth in the Note, Security Agreement, and Senior Secured Note Purchase Agreement, which were attached as exhibits to our Form 10-KSB for the year ended December 31, 2007.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of M. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of March 31, 2008. However, the company and its management also identified areas requiring improvement as identified below.

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

Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at March 31, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act.

In summary, as a result of our preliminary assessment of internal control over financial reporting under COSO criteria we identified the following material weaknesses as well as significant deficiencies that are expected to be remediated during the fiscal year 2008. Despite the existence of the findings, we believe that our consolidated financial statements contained in this Form 10-QSB filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal quarter ended March 31, 2008 and from the period from Inception (September 8, 2004) through March 31, 2008 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm is not required to attest on our internal control for the fiscal quarter ended March 31, 2008.

As of March 31, 2008, the following material weaknesses where found in our internal control over financial reporting were identified:

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

As of March 31, 2008, the following significant deficiency was found in our internal control over financial reporting:

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

Item 3A(T). Controls and Procedures.

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

As discussed above, our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at March 31, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .

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

PART II

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings and we are not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarterly period ended March 31, 2008, the Registrant sold unregistered securities as described below.  Except as disclosed below, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith.

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

To secure the Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated March 3, 2008. The Note allows prepayment at any time to remove the security interest.  A copy of the Note, Security Agreement, and Purchase Agreement are attached hereto as Exhibits 10.2 to 10.4.

Item 3.  Default s Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarterly period ended March 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.  Other Information.

On April 28, 2008, as disclosed on Form 8-k filed April 29, 2008, the Company entered into a licensing and strategic partnership agreement (the “Partnership” or “Agreement”) with Energy Dynamics Corporation International (EDCI). This partnership will provide BioGold with thermal distillation technologies that will aid in the conversion of biomass feedstocks to energy sources such as diesel fuel and synthetic gas. In addition, the partnership affords BioGold access to any improvements made by EDCI to the technology. This agreement will also initiate exclusive exchanges of products between BioGold and EDCI. The Agreement provides a royalty free license to use EDCI’s technology. A copy of the Agreement is attached hereto as Exhibit 10.1.

On May 1, 2008, we entered into an employment agreement with Steve Racoosin to continue to be employed as our Chief Executive Officer. The agreement provides for a base salary of $275,000 annually, of which Mr. Racoosin has agreed to accrue the majority of his salary until the Company raises at least $400,000 in additional funds. Mr. Racoosin’s base salary shall be increased to $375,000 upon completion and operation of the Company’s first waste to energy plant. The agreement also provides Mr. Racoosin with incentive bonuses to be based on objective or subjective criteria established by the Board. The agreement is for a three year term. We may terminate Mr. Racoosin’s employment at any time with or without cause. If Mr. Racoosin is terminated without cause, he will be entitled to severance pay equal to his base salary for a period of three years following his termination, plus an additional severance package equaling $3,000,000.

      Mr. Racoosin receives no benefits if he is terminated for cause. If Mr. Racoosin is terminated upon a Change in Control or for good cause, then he will be entitled to severance pay equal to his base salary for a period of three years, plus a severance package equaling $3,000,000. A copy of the employment agreement is attached hereto as Exhibit 10.5.

On May 1, 2008, we entered into an employment agreement with Chris Barsness to continue to be employed as our Chief Financial Officer. The agreement provides for a base salary of $200,000 annually. Mr. Barsness’ salary will be increased to $250,000 if the Company raises an additional $1,000,000 in funds. Mr. Barsness’ salary will also be increased to $350,000 upon completion and operation of the Company’s first waste to energy plant. The agreement is for a three year term. The agreement also provides Mr. Barsness with incentive bonuses to be based on objective or subjective criteria established by the Board. We may terminate Mr. Barsness’s employment at any time with or without cause. If Mr. Barsness is terminated without cause, he will be entitled to severance pay equal to his base salary for a period of three years following his termination, plus an additional severance package equaling $1,000,000.

      Mr. Barsness receives no benefits if he is terminated for cause. If Mr. Barsness is terminated upon a Change in Control or for good cause, then he will be entitled to severance pay equal to his base salary for a period of three years, plus an additional severance package equaling $1,000,000. A copy of the employment agreement is attached hereto as Exhibit 10.6.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	License Agreement between BioGold Fuels Corporation and Energy Dynamics Corporation International. #

10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (1)

10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (3)

10.5	Employment Agreement between Steve Racoosin and BioGold Fuels Corporation. #

10.6	Employment Agreement between Chris Barsness and BioGold Fuels Corporation. #

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#
_______

# Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(2)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2008.

Biogold fuels corporation.

By:	/s/ Steve Racoosin
Name:	Steve Racoosin
Title:	Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Racoosin	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	May 7, 2008
Steve Racoosin

/s/ Chris Barsness	Chief Financial Officer (principal accounting and financial officer) & Secretary	May 7, 2008
Chris Barsness

/s/ Walter Wendland	Director	May 7, 2008
Walter Wendland

/s/ Michael Ott	Director	May 7, 2008
Michael Ott

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	License Agreement between BioGold Fuels Corporation and Energy Dynamics Corporation International. #

10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (1)

10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (3)

10.5	Employment Agreement between Steve Racoosin and BioGold Fuels Corporation. #

10.6	Employment Agreement between Chris Barsness and BioGold Fuels Corporation. #

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#
_______

# Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(2)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.