Form 10-Q
period 2008-06-30
Biogold Fuels CORP
filed 2008-08-14
CIK 1381192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 333-138869

BIOGOLD FUELS CORPORATION
(Name of Issuer in Its Charter)

Nevada	20-5609647
(State of Incorporation)	(IRS Employer Identification No.)

1800 Century Park East, Suite 600
Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)
(310) 556-0025
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name Of Each Exchange On Which
Title Of Each Class	Registered

None	None
Securities registered under Section 12(g) of the Exchange Act:

Name Of Each Exchange On Which
Title Of Each Class	Registered

Common Stock, par value $0.001 per share	Over-The-Counter Bulletin Board

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of June 30, 2008, there were 77,075,233 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

BIOGOLD FUELS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2008
 i

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
Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q (this “Form 10-Q”). Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.
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
Our independent registered public accounting firm has concluded that the Company’s recurring losses from operations and working capital deficiency raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for engineering, design, and construction of waste processing facilities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At June 30, 2008, we had cash and cash equivalents on hand of $158,646, trading securities valued at $1,810, and a negative working capital position of $824,858. On a going forward basis, our primary business strategy is to continue to market our waste processing plants which includes the design, engineering, and construction of these plants; however, each facility will require substantial financing to pursue any specific project. We have successfully raised capital in the form of the issuance of promissory notes and the sale of securities, the proceeds of which were used for working capital. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.
THE LACK OF FEEDSTOCKS INCLUDING MUNICIPAL SOLID WASTE (“MSW”) COULD HINDER OUR ABILITY TO OPERATE SUCCESFULLY.
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
WE DEPEND ON RELATIONSHIPS WITH OUR LICENSORS, AND EQUIPMENT MANUFACTURERS.
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
OUR “AUTOCLAVE” AND DIESEL CONVERSION SYSTEMS CAN BE COSTLY AND REQUIRE ADDITIONAL RESEARCH, AND DEVELOPMENT ACTIVITIES, WHICH MAY NOT YIELD SUCCESSFUL OPERATIONS.
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

WE DEPEND ON EXPERIENCED SENIOR MANAGEMENT AND HIGHLY SKILLED EMPLOYEES, AND HAVE A NEED FOR ADDITIONAL PERSONNEL.
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
WE FACE COMPETITION FROM A NUMBER OF RENEWABLE FUELS COMPANIES.
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
WE DEPEND ON INTELLECTUAL PROPERTY, WHICH IS INHERENT WITH RISKS OF INFRINGEMENT.
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
Mr. Steve Racoosin, our Chairman and Chief Executive Officer, owns approximately 18% of our outstanding common stock and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. In addition, because we are incorporated in Nevada, Nevada corporate law provides that certain actions may be taken by consent action of stockholders holding a majority of the outstanding shares. In the event that the requisite approval of stockholders is obtained, dissenting or non-participating stockholders generally would be bound by such vote. Through such concentration of voting power, Mr. Racoosin could delay, deter or prevent a change in control or other business combination that might otherwise be beneficial to our other stockholders. In deciding how to vote on such matters, Mr. Racoosin may be influenced by interests that conflict with those of other stockholders. As a result, investors who purchase our common stock should be willing to entrust all aspects of operational control to our current management team.
THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.
Outstanding convertible securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of June 30, 2008, we had options and warrants outstanding to purchase approximately 5,950,630 shares of our common stock at prices ranging from $0.01 to $0.65 per share. For the length of time these warrants and options are outstanding, the holders of such warrants and options will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such convertible securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.

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

PART I
Item 1. Financial Statements (Unaudited).
BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2008

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$158,646	$48,564
Prepaid expenses	18,333	—
Trading securities	1,810	5,364

Total Current Assets	178,789	53,928

Other Assets
Deposits	2,927	—

Total Other Assets	2,927

Total Assets	$181,716	$53,928

Liabilities
Current Liabilities
Accounts payable	52,973	47,360
Accrued salaries & related benefits	367,069	151,105
Accrued expenses	33,605	—
Note payable	550,000	—

Total Current Liabilities	1,003,647	198,465

Stockholders’ Equity

Common stock
$0.001 par value; 700,000,000 shares authorized; 77,075,233 and 74,923,233 issued and outstanding, respectively	77,075	74,925

Additional paid-in capital	10,289,644	9,159,444

Accumulated deficit during development stage	(11,188,650)	(9,378,906)

Total Stockholders’ Equity	(821,931)	(144,537)

Total Liabilities & Stockholders’ Equity	$181,716	$53,928

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			From inception
	Three Months	Three Months	(September 8,
	Ended	Ended	2004)
	June 30,	June 30,	to June 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—

Expenses

Research & development expense	—	—	707,403
Selling, general, & administrative	1,424,722	132,310	10,417,501

Operating Loss	(1,424,722)	(132,310)	(11,124,904)

Other Income (Expenses)
Other income	309	5,000	96,814
Realized gain on trading securities	—	—	5,069
Unrealized gain on trading securities	—	—	—
Interest income	—	11,993	22,195
Realized loss on trading securities	—	—	(106,803)
Unrealized loss on trading securities	(2,212)	—	(72,152)
Other expense	(198)	—	(5,365)

Total Other Income (Expenses)	(2,100)	16,993	(60,242)

Gain (Loss) before tax	(1,426,822)	(115,317)	(11,185,146)

Income tax expense	—	—	(3,504)

Net Income (Loss)	$(1,426,822)	$(115,317)	(11,188,650)

Net Gain (Loss) Per Common Share

Basic & diluted	$(0.01)	$0.01

Weighted Average Number of Outstanding Common Shares
Basic & diluted	75,075,233	43,070,064
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenue	$—	$—

Expenses

Research & development expense	3,665	—
Selling, general, & administrative	1,802,638	248,258

Operating Loss	(1,806,303)	(248,258)

Other Income (Expenses)

Other income	309	10,050
Realized gain on trading securities	—	5,069
Unrealized gain on trading securities	—	302,500
Interest income	—	14,278
Realized loss on trading securities	—	—
Unrealized loss on trading securities	(3,552)	—
Other expense	(198)	—

Total Other Income (Expenses)	(3,441)	331,897

Gain (Loss) before tax	(1,809,744)	83,639

Income tax expense	—	—

Net Income (Loss)	$(1,809,744)	$83,639

Net Gain (Loss) Per Common Share

Basic & diluted	$(0.01)	$0.01

Weighted Average Number of Outstanding Common Shares
Basic & diluted	75,036,566	33,422,549
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

			From inception
	Six Months	Six Months	(September 8,
	Ended	Ended	2004)
	June 30,	June 30,	to June 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(1,809,744)	$83,639	$(11,188,650)

Cash Flows Provided By (Used In) Operating Activities
Adjustments to reconcile net loss to net cash used
Common stock issued for services	136,400	—	636,400
Preferred stock issued for services	—	—	120,000
Warrants & options expense for consultants & employees	995,750	—	5,840,166
License impairment expense	—	—	242,500
Depreciation and amortization expense	—	1,003	8,471
Impaired asset expense	—	18,387	18,387
Origination fees	50,000	—	50,000
Gain on sale of assets to related party	—	(5,000)	(5,000)
Net loss (gain) on trading securities, realized	—	(5,069)	101,734
Net loss (gain) on trading securities, unrealized	3,552	(302,500)	72,152
Increases (decreases) in accounts payable	5,613	(100,646)	52,973
Increases (decreases) in other current liabilities	249,569	(57,008)	400,674
Decreases (increases) in other current assets	(21,059)	(131)	(21,059)

Total Cash Flow Used By Operating Activities	(389,918)	(367,325)	(3,671,251)

Cash Flows Provided By (Used In) Investing Activities
Purchase of fixed assets	—	—	(124,436)
Purchase of fixed assets from related party	—	(25,000)	(25,000)
Proceeds from sale of trading securities	—	125,136	370,554
Increase in note receivable from related party	—	—	(110,000)
Loans to related parties	—	—	(248,959)
Repayment by related party on note receivable	—	—	104,191
Restricted cash	—	170,257	—
Sale of fixed assets to related party	—	30,000	30,000
Purchase of trading securities in related party	—	(25,000)	(193,709)

Total Cash Flow Provided By (Used In) Investing Activities	—	275,393	(197,359)

			From inception
	Six Months	Six Months	(September 8,
	Ended	Ended	2004)
	June 30,	June 30,	to June 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Provided By (Used In) Financing Activities
Sale of common stock	—	—	1,707,450
Sale of preferred stock	—	—	2,680,423
Proceeds from promissory note, net of origination fees	500,000	—	500,000
Exercise of warrants	—	—	4,682
Receipt of subscription receivable	—	200,000	200,000
Repurchase of common stock	—	—	(550,158)
Payment of stock sale funding fee	—	—	(515,140)

Total Cash Flows Provided By Financing Activities	500,000	200,000	4,027,257

Change in Cash and Cash Equivalents	110,082	108,068	158,646

Cash and cash equivalents at beginning of period	48,564	71,042	—

Cash And Cash Equivalents At End of Period	$158,646	$179,110	158,646

Other Supplemental Information
Taxes paid	—	—	(3,504)

Non-Cash Investing and Financing Activities
Non-cash decrease in note receivable from related party	—	110,000	—
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
June 30, 2008
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
The accompanying consolidated financial statements include the accounts of BioGold Fuels Corporation (formerly known as Cab-tive Advertising, Inc. (“Cab-tive”)), and its wholly owned subsidiaries, BioGold Organic Chemicals Division, Inc., Full Circle Industries, Inc. (“Full Circle”), and FCWS LLC (“FCWS”) (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at June 30, 2008 and the results of operations, stockholders’ deficit and cash flows for the quarter ended June 30, 2008 and for the quarter ended June 30, 2007, have been made. The Company is a development stage enterprise as defined in SFAS No 7.
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
At June 30, 2008, the Company’s current operations utilize approximately $50,000 per month. The Company may need to raise an additional $300,000 in order to satisfy its cash needs for the remainder of the fiscal year, unless significant revenue is generated.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
June 30, 2008
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
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States of America. The Company is a new enterprise in the development stage as defined by Statement No. 7 “Accounting and Reporting by Development Stage Enterprises,” of the Financial Accounting Standards Board, since it has derived no revenues from its activities to date.
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
Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which provides for the calculation of basic and diluted earnings per share.
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

BioGold Fuels Corporation
Condensed footnotes to the financial statements
June 30, 2008
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
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Common stock equivalents at June 30, 2008 and June 30, 2007 are comprised of employee options of 1,272,289 and 800,000, respectively; non employee options/warrants of 4,678,341 and 1,753,000, respectively; and convertible Series A preferred shares of 0 and 3,000,423, respectively. Inclusion of these stock equivalents in the calculation of earnings per share would be anti-dilutive.
Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, accounts payable, and accrued expenses. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” and records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.
Research and Development
Research and development costs are charged to operations when incurred with the exception of patent related filing costs, which are capitalized when the Company can reasonably estimate future cash flows. For the quarters ended June 30, 2008 and 2007, the Company had not capitalized any research and development costs. During the quarter ended June 30, 2007, the Company did not expense any research and development. During the six months ended June 30, 2008, the Company recognized $3,665 in research expenses. The Company’s research and development expenses from inception through June 30, 2008 are $707,403.
Stock-Based Compensation
During the fourth quarter of 2004, the Company adopted SFAS No. 123, “Accounting for Stock Based Compensation.” Accordingly, the Company has expensed the compensation cost for the options and warrants issued based on the fair value at the warrant grant dates calculated utilizing the Black-Scholes option valuation model. During the year ended December 31, 2005, the Company adopted SFAS No. 123(R).

BioGold Fuels Corporation
Condensed footnotes to the financial statements
June 30, 2008
Note 4. SIGNIFICANT CONTRACTS
On April 28, 2008 the Company entered into a licensing and strategic partnership agreement (the “Partnership” or “Agreement”) with Energy Dynamics Corporation International (EDCI). This partnership will provide BioGold with thermal distillation technologies that will aid in the conversion of biomass feedstocks to energy sources such as diesel fuel and synthetic gas. In addition, the partnership affords BioGold access to any improvements made by EDCI to the technology. This agreement will also initiate exclusive exchanges of products between BioGold and EDCI. EDCI agreed to purchase any autoclave processing units that it may require from BioGold at a pre-determined discounted price. The Agreement provides a royalty free license to use EDCI’s technology.
Note 5. SHAREHOLDERS’ EQUITY
Common and Preferred Stock
During the quarter ended March 31, 2008, the Company issued 112,000 shares of common stock to a consulting company for services. The shares were issued at fair market value on the date of issuance of $0.95 per share resulting in a total of $106,400 in expense.
During the quarter ended June 30, 2008, the Company issued 40,000 shares of common stock to a consultant for services. The shares were issued at fair market value on the date of issuance of $0.75 per share resulting in a total of $30,000 in expense. The shares were issued under the Company’s S-8 registration statement.
During the quarter ended June 30, 2008, an option to purchase 2,000,000 shares of common stock was exercised at its exercise price of $0.0001 per share and the Company issued 2,000,000 shares of common stock for total proceeds of $200. The option and underlying shares are registered under the Company’s S-8 registration statement.
Common stock options and warrants
During the quarter ended June 30, 2008, the Company issued options to purchase the Company’s common stock to two (2) consultants for services. One option was issued at an exercise price of $0.0001 per share for a total of 2,000,000 shares and was fully vested. The remaining option was issued with an exercise price of $0.38 per share for a total of 500,000 shares of common stock. This option vested as follows: 50% vested immediately with an additional 25% vested after each of the first two years after issuance. The value of the vested options were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 2.482%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 5 years. The estimated value of the vested options expensed was $817,500.
During the quarter ended June 30, 2008, the Company issued 1,550,000 options to purchase the Company’s common stock to two (2) employees and two (2) board members for services. These options were issued with an exercise price of $0.38 per share. These options vested as follows: 50% vested immediately with an additional 25% vested after each of the first two years after issuance. The value of the vested options were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 2.482%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 5 years. The estimated value of the vested options expensed was $178,250. Walter Wendland and Michael Ott, both current members of the Company’s board of directors were issued options in this issuance of for 750,000 shares each at the exercise price of $0.38 per share.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
June 30, 2008
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
At June 30, 2008, 40,000 shares of common stock have been issued pursuant to a stock grant under the Plan. In addition, options to purchase up to 4,050,000 shares of common stock have been granted under the Plan, of which 2,000,000 shares of common stock were issued upon exercise of these options. The Company continues to reserve 2,050,000 shares to be issued upon exercise of the remaining option, as well as reserving the remaining 5,910,000 shares yet to be granted under the Plan.
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
At June 30, 2008, the Company had received $550,000 of the note, less the $50,000 origination fee. At June 30, 2008, $22,908 in interest had accrued on the outstanding balance of the Note which the Company has recorded as an accrued expense.
Note 9. STOCK PURCHASE WARRANTS
During the quarters ended June 30, 2008, and 2007, the Company did not issue any warrants.
Note 10. PAYROLL LIABILITIES
On February 12, 2007, the Company employed Steve Racoosin as the Company’s Chief Executive Officer. Mr. Racoosin was to receive a salary of $275,000 per year. The Company paid Mr. Racoosin a total of $109,545 and payroll tax of $17,286 pursuant to his employment. The remaining $134,258 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability. On April 1, 2008, Mr. Racoosin’s salary was increased to $375,000 per year pursuant to entry into a new employment agreement. In addition, Mr. Racoosin is to receive an auto allowance of $850 per month.
In the six months ended June 30, 2008, the Company paid Mr. Racoosin a total of $42,409 pursuant to his employment. The remaining $131,791 was recorded as an accrued payroll liability.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
June 30, 2008
On October 1, 2007, the Company hired Chris Barsness as the Company’s Chief Financial Officer. Mr. Barsness was to receive a salary of $160,000 per year. The Company paid Mr. Barsness a total of $26,213. The remaining $16,847 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability. On April 1, 2008, Mr. Barsness’ salary was increased to $200,000 per year pursuant to entry into an employment agreement. In addition, Mr. Barsness is to receive an auto allowance of $850 per month.
In the six months ended June 30, 2008, the Company paid Mr. Barsness a total of $59,561. The remaining $44,461 was recorded as an accrued payroll liability.
During the six months ended June 30, 2008, the Company also accrued payroll liabilities of $3,806 for 2 employees for undeposited tax withholdings.
During the six months ended June 30, 2008, the Company also accrued $19,319 in employer’s share of payroll taxes.
During the six months ended June 30, 2008, the Company accrued $16,587 in unpaid vacation time.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under the section entitled “Description of Business—Risk Factors” and elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included elsewhere in this Form 10-Q.
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-Q. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.
We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to the footnotes to our consolidated financial statements included elsewhere in this Form 10-Q.
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
Liquidity and Capital Resources
The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources:
Since Inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At June 30, 2008, we had cash and cash equivalents on hand of approximately $158,646, trading securities valued at $1,810, and a negative working capital position of $824,858. Although we have taken actions to reduce operating losses by reducing operating expenses and headcount, we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

In order to raise working capital, on March 3, 2008, the Company issued to Heritage Holding Group, LLC, a California limited liability company (“Lender”) a Senior Secured Promissory Note (the “Note”) in the principal amount of $550,000. The Note is due and payable on December 31, 2008. The Note bears interest at the rate of 15% per annum and the Lender receives a 10% origination fee on the Note, which is deducted from the payment of principal at the time the funds are disbursed. The Note was issued pursuant to a Senior Secured Note Purchase Agreement. The Company has received $550,000, less the $50,000 origination fee, of the Note at June 30, 2008.
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
Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of M. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of June 30, 2008. However, the company and its management also identified areas requiring improvement as identified below.
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
Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at June 30, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act.

In summary, as a result of our preliminary assessment of internal control over financial reporting under COSO criteria we identified the following material weaknesses as well as significant deficiencies that are expected to be remediated during the fiscal year 2008. Despite the existence of the findings, we believe that our consolidated financial statements contained in this Form 10-Q filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal quarter ended June 30, 2008 and from the period from Inception (September 8, 2004) through June 30, 2008 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm is not required to attest on our internal control for the fiscal quarter ended June 30 2008.
As of June 30, 2008, the following material weaknesses where found in our internal control over financial reporting were identified:
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
As of June 30, 2008, the following significant deficiency was found in our internal control over financial reporting:
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
Management must comply with the following requirements in order for its registered public accounting firm (external auditor) to complete an audit of internal control over financial reporting:
•	Accept responsibility for the effectiveness of the entity’s internal control over financial reporting;
•	Evaluate the effectiveness of the entity’s internal control over financial reporting using suitable control criteria;
•	Support its evaluation with sufficient evidence, including documentation; and
•	Present a written assessment of the effectiveness of the entity’s internal control over financial reporting as of the end of the entity’s most recent fiscal year.

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
As discussed above, our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at June 30, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarterly period ended June 30, 2008, the Registrant sold unregistered securities as described below. Except as disclosed below, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith.
During the quarter ended June 30, 2008, the Company issued 40,000 shares of common stock to a consultant for services. The shares were issued at fair market value on the date of issuance of $0.75 per share resulting in a total of $30,000 in expense. The shares were issued under the Company’s S-8 registration statement.
During the quarter ended June 30, 2008, an option to purchase 2,000,000 shares of common stock was exercised at its exercise price of $0.0001 per share and the Company issued 2,000,000 shares of common stock for total proceeds of $200. The option and underlying shares are registered under the Company’s S-8 registration statement.
Item 3. Default s Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarterly period ended June 30, 2008 to a vote of security holders through the solicitation of proxies or otherwise.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

10.1	License Agreement between BioGold Fuels Corporation and Energy Dynamics Corporation International. (1)
10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)
10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (3)
10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (4)
10.5	Employment Agreement between Steve Racoosin and BioGold Fuels Corporation. (5)
10.6	Employment Agreement between Chris Barsness and BioGold Fuels Corporation. (6)
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#
31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#
32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

#	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(3)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(5)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(6)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 13, 2008.

Biogold fuels corporation.
By:	/s/ Steve Racoosin
	Name:	Steve Racoosin
	Title:	Chief Executive Officer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Racoosin	Chief Executive Officer (principal executive officer)	August 13, 2008
Steve Racoosin	and Chairman of the Board of Directors

/s/ Chris Barsness	Chief Financial Officer (principal accounting and	August 13, 2008
Chris Barsness	financial officer) & Secretary

/s/ Walter Wendland	Director	August 13, 2008
Walter Wendland

/s/ Michael Ott	Director	August 13, 2008
Michael Ott

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	License Agreement between BioGold Fuels Corporation and Energy Dynamics Corporation International. (1)
10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)
10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (3)
10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (4)
10.5	Employment Agreement between Steve Racoosin and BioGold Fuels Corporation. (5)
10.6	Employment Agreement between Chris Barsness and BioGold Fuels Corporation. (6)
31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#
31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#
32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#
32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

#	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(3)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(5)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(6)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.