Form 10-Q
period 2008-09-30
Biogold Fuels CORP
filed 2008-11-03
CIK 1381192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 333-138869

BIOGOLD FUELS CORPORATION
(Name of Issuer in Its Charter)

Nevada (State of Incorporation)	20-5609647 (IRS Employer Identification No.)

1800 Century Park East, Suite 600 Los Angeles, California (Address of Principal Executive Offices)	90067 (Zip Code)
(310) 556-0025
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

None	None
Securities registered under Section 12(g) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock, par value $0.001 per share	Over-The-Counter Bulletin Board

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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of September 30, 2008, there were 79,132,002 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

BIOGOLD FUELS CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2008

i

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
Our independent registered public accounting firm has concluded that the Company’s recurring losses from operations and working capital deficiency raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for engineering, design, and construction of waste processing facilities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At September 30, 2008, we had cash and cash equivalents on hand of $94,508, trading securities valued at $335, prepaid insurance and expenses of $61,733, and a negative working capital position of $416,583. On a going forward basis, our primary business strategy is to continue to market our waste processing plants which includes the design, engineering, and construction of these plants; however, each facility will require substantial financing to pursue any specific project. We have successfully raised capital in the form of the issuance of promissory notes and the sale of securities, the proceeds of which were used for working capital. We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.
THE LACK OF FEEDSTOCKS INCLUDING MUNICIPAL SOLID WASTE (“MSW”) COULD HINDER OUR ABILITY TO OPERATE SUCCESSFULLY.
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
OUR COMMON STOCK PRICES COULD DECREASE IF A SUBSTANTIAL NUMBER OF SHARES ARE SOLD UNDER RULE 144.
A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (“Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. A majority of our restricted securities are now eligible for sale under Rule 144. If a substantial number of shares of our common stock are sold under Rule 144 or other exemption, it could cause the price of our common stock to go down.
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
THE CONVERSION OF OUTSTANDING CONVERTIBLE SECURITIES COULD CAUSE INVESTORS’ OWNERSHIP TO BE DILUTED AND MAY DECREASE THE VALUE OF THEIR INVESTMENT.
Outstanding convertible securities and current and future obligations to issue our securities to various parties may dilute the value of stockholders’ investment. As of September 30, 2008, we had options and warrants outstanding to purchase approximately 16,388,132 shares of our common stock at prices ranging from $0.01 to $0.65 per share, and promissory notes that can be converted into 8,837,190 shares of common stock in the Company. For the length of time these warrants, options, and convertible notes are outstanding, the holders of such warrants, options, and convertible notes will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the holders of such convertible securities would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than the exercise or conversion prices provided by the warrants or options. There are no preemptive rights in connection with our common stock.

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

PART I
Item 1. Financial Statements (Unaudited).
BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2008

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$94,508	$48,564
Prepaid expenses	11,733	—
Trading securities	335	5,364

Total Current Assets	106,576	53,928

Other Assets
Deposits	2,726	—
Prepaid Professional Expenses	50,000	—

Total Other Assets	52,726	—

Total Assets	$159,302	$53,928

Liabilities
Current Liabilities
Accounts payable	49,084	47,360
Accrued salaries & related benefits	421,482	151,105
Accrued expenses	52,592	—

Total Current Liabilities	523,158	198,465

Convertible notes, net of discounts of $250,545	586,955	—

Total Liabilities	1,110,113	198,465

Stockholders’ Deficit

Common stock $0.001 par value; 700,000,000 shares authorized; 79,132,002 and 74,923,233 issued and outstanding, respectively	79,132	74,925

Additional paid-in capital	11,027,334	9,159,444

Accumulated deficit during development stage	(12,057,277)	(9,378,906)

Total Stockholders’ Deficit	(950,811)	(144,537)

Total Liabilities & Stockholders’ Deficit	$159,302	$53,928

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenue	$—	$—

Expenses

Research & development expense	—	—
Selling, general, & administrative	867,197	335,332

Operating Loss	(867,197)	(335,332)

Other Income (Expenses)

Other income	69	9,332
Realized gain on trading securities	—	—
Unrealized gain on trading securities	—	—
Interest income	—	496
Realized loss on trading securities	—	—
Unrealized loss on trading securities	(1,475)	—
Other expense	(24)	—

Total Other Income (Expenses)	(1,430)	9,828

Gain (Loss) before tax	(868,627)	(325,504)

Income tax expense	—	—

Net Income (Loss)	$(868,627)	$(325,504)

Net Gain (Loss) Per Common Share
Basic & diluted	$(0.01)	$(0.01)

Weighted Average Number of Outstanding Common Shares
Basic & diluted	75,933,789	43,070,064
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			From inception
	Nine Months Ended	Nine Months Ended	(September 8, 2004)
	September 30,	September 30,	to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Expenses

Research & development expense	3,665	—	707,403
Selling, general, & administrative	2,669,835	559,390	11,284,698

Operating Loss	(2,673,500)	(559,390)	(11,992,101)

Other Income (Expenses)

Other income	378	—	96,883
Realized gain on trading securities	—	—	5,069
Unrealized gain on trading securities		409,500	—
Interest income	—	14,774	22,195
Realized loss on trading securities	—	—	(106,803)
Unrealized loss on trading securities	(5,028)	—	(73,627)
Other expense	(221)	(4,818)	(5,389)

Total Other Income (Expenses)	(4,871)	419,456	(61,672)

Loss before tax	(2,678,371)	(139,934)	(12,053,773)

Income tax expense	—	—	(3,504)

Net Loss	$(2,678,371)	$(139,934)	(12,057,277)

Net Loss Per Common Share
Basic & diluted	$(0.04)	$(0.01)

Weighted Average Number of Outstanding Common Shares
Basic and diluted	76,062,071	33,422,549
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

			From inception
	Nine Months Ended	Nine Months Ended	(September 8, 2004)
	September 30,	September 30,	to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(2,678,371)	$(139,935)	$(12,057,277)

Cash Flows Provided By (Used In) Operating Activities
Adjustments to reconcile net loss to net cash used
Common stock issued for services	346,400	—	846,400
Preferred stock issued for services	—	—	120,000
Warrants & options expense for consultants & employees	1,295,750	555,836	6,140,166
License impairment expense	—	—	242,500
Amortization of discount on convertible note	16,702	—	16,702
Depreciation and amortization expense	—	8,471	8,471
Impaired asset expense	—	18,387	18,387
Origination fees	50,000	—	50,000
Gain on sale of assets to related party	—	(5,000)	(5,000)
Net loss (gain) on trading securities, realized	—	—	101,734
Net loss (gain) on trading securities, unrealized	5,028	(409,500)	73,628
Increases (decreases) in accounts payable	1,725	(81,930)	49,085
Increases (decreases) in other current liabilities	322,969	(103,289)	474,074
Decreases (increases) in other current assets	(64,459)	(66,107)	(64,459)

Total Cash Flow Used In Operating Activities	(704,256)	(223,067)	(3,985,589)

Cash Flows Used In Investing Activities
Purchase of fixed assets	—	—	(124,436)
Purchase of fixed assets from related party	—	(25,000)	(25,000)
Proceeds from sale of trading securities	—	307,647	370,554
Increase in note receivable from related party	—	(110,000)	(110,000)
Loans to related parties	—	(248,959)	(248,959)
Repayment by related party on note receivable	—	104,191	104,191
Restricted cash	—	170,257	—
Sale of fixed assets to related party	—	30,000	30,000
Purchase of trading securities in related party	—	(193,709)	(193,709)

Total Cash Flow Used In Investing Activities	—	(34,427)	(197,359)

			From inception
	Nine Months Ended	Nine Months Ended	(September 8, 2004)
	September 30,	September 30,	to September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Provided By (Used In) Financing Activities
Sale of common stock	—	—	1,707,450
Sale of preferred stock	—	—	2,680,423
Net proceeds from promissory note	750,000	—	750,000
Exercise of warrants or options	200	—	4,882
Receipt of subscription receivable	—	200,000	200,000
Repurchase of common stock	—	—	(550,158)
Payment of stock sale funding fee	—	—	(515,140)

Total Cash Flows Provided By Financing Activities	750,200	200,000	4,277,457

Change in Cash and Cash Equivalents	45,944	(57,494)	94,508

Cash and cash equivalents at beginning of period	48,564	71,042	—

Cash And Cash Equivalents At End of Period	$94,508	$13,548	94,508

Other Supplemental Information
Taxes paid	—	—	(3,504)

Non-Cash Investing and Financing Activities
Non-cash decrease in note receivable from related party	—	110,000	—
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
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
The accompanying consolidated financial statements include the accounts of BioGold Fuels Corporation (formerly known as Cab-tive Advertising, Inc. (“Cab-tive”)), and its wholly owned subsidiaries, BioGold Organic Chemicals Division, Inc., Full Circle Industries, Inc. (“Full Circle”), and FCWS LLC (“FCWS”) (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at September 30, 2008 and the results of operations, stockholders’ deficit and cash flows for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007, have been made. The Company is a development stage enterprise as defined in SFAS No 7.
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
At September 30, 2008, the Company’s current operations utilize approximately $50,000 per month. The Company may need to raise at least an additional $50,000 in order to satisfy its cash needs for the remainder of the fiscal year, unless significant revenue is generated.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
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
September 30, 2008
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
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Common stock equivalents at September 30, 2008 and September 30, 2007 are comprised of employee options of 1,195,897 and 800,000, respectively; non employee options/warrants of 15,192,235 and 1,753,000, respectively; convertible Series A preferred shares of 0 and 3,000,423, and shares issuable upon conversion of promissory note of 8,837,190 and 0, respectively. Inclusion of these stock equivalents in the calculation of earnings per share would be anti-dilutive.
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
Research and Development
Research and development costs are charged to operations when incurred with the exception of patent related filing costs, which are capitalized when the Company can reasonably estimate future cash flows. For the quarters ended September 30, 2008 and 2007, the Company had not capitalized any research and development costs. During the quarter ended September 30, 2007, the Company did not expense any research and development. During the nine months ended September 30, 2008, the Company recognized $3,665 in research expenses. The Company’s research and development expenses from inception through September 30, 2008 are $707,403.
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

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
Note 4. SIGNIFICANT CONTRACTS
Harvey County Waste Stream Agreement
On August 18, 2008, BioGold entered into a Resources Recovery System Agreement with Harvey County, Kansas. Pursuant to the Agreement, BioGold, through its wholly owned subsidiary BioGold Fuels Kansas, LLC, will manage, operate and pay all costs for the processing and disposal of all incoming nonhazardous solid waste and tires generated within Harvey County except for construction and demolition waste, separated brush and tree debris, separated food waste, separated household hazardous waste, separated nonhazardous special waste and separated recyclables. Harvey County will pay BioGold a “tipping fee” of $35.00 per ton of waste processed by BioGold pursuant to the agreement. Harvey County estimates that the total amount of waste to be delivered to BioGold by Harvey County will be at least 33,530 tons per year. The agreement provides for the tipping fee to be redetermined by good faith negotiations every five years. If the parties are unable to negotiate a new tipping fee at the end of any five year period, the new tipping fee will be based on the average tipping fee for waste disposal of comparable landfills in neighboring counties, plus 29.6% of such average. BioGold is permitted to process waste from other sources during the term of the agreement provided that waste from Harvey County is given first priority.
As part of the agreement, BioGold is required to construct a 50,000 square foot resource recovery system facility. This facility will be built on approximately 32 acres of land that is leased by Harvey County to BioGold. The lease is part of the Agreement and also gives BioGold the right to use an existing transfer station and eleven (11) pieces of waste processing and hauling equipment and vehicles from Harvey County. BioGold is required to pay Harvey County one dollar ($1.00) per year for the leased land, equipment, and transfer station. BioGold is responsible to maintain and, if necessary, replace the leased equipment. BioGold is required to begin construction on the site within 7 months of the contract date. The Company is in the design stage and has not begun construction at this time.
Commencing at the end of the fifth year of the term, BioGold is required to pay Harvey County on an annual basis 5% of the net profit from sales of whatever product or energy is generated by BioGold on the leased real estate.
The term of the agreement is 30 years with one 10 year renewal option exercisable by BioGold with 3 additional ten year renewal options exercisable by mutual agreement of the parties. The agreement may be terminated by Harvey County upon 30 days notice in the event BioGold is unable to obtain or maintain any governmental permit necessary for the construction and operation of the Resource Recovery System Facility. The Company is required to pay Harvey County a $50,000 deposit within 30 days of the August 18, 2008. As of September 30, 2008, the Company has not made this payment or recorded any liability relating to this payment.
A copy of the agreement is attached hereto as Exhibit 10.7 and incorporated herein by reference.
ICM Development and Professional Service Agreement
On September 9, 2008, BioGold Fuels Corporation, a Nevada corporation (“BioGold” or the “Company”) entered into a Development Agreement (“Development Agreement”) and Professional Services Agreement (“Services Agreement”) (collectively, the “Agreements”) with ICM, Inc., a Kansas corporation (“ICM”). Pursuant to the Development Agreement, BioGold and ICM will work to jointly develop a fully engineered and fully-integrated commercial plant design to process municipal solid waste. In addition, ICM will act as BioGold’s exclusive engineering firm and general contractor for all of BioGold’s future facilities. In exchange, ICM will not design, engineer, or construct any municipal solid waste processing facilities that may compete with BioGold. ICM also has acquired the right to market municipal waste processing facilities to non-municipality customers, such as private industry, for which BioGold will receive an agreed upon percentage of the cost of any facility built based upon this marketing. The term of the Development Agreement is for fifteen (15) years with automatic renewal for additional five (5) year periods.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
Pursuant to the Services Agreement, ICM is engaged to design and engineer BioGold’s waste to energy facility in Harvey County, Kansas. ICM will provide BioGold with preconstruction services and design and engineering for process, electrical, civil, structural, architectural, automation, and controls for BioGold’s Harvey County facility.
The complete terms and conditions of the foregoing Agreements are set forth in the Development Agreement and Professional Services Agreement, which are attached hereto as exhibits 10.8 and 10.9 and incorporated by reference.
Under the Professional Services Agreement, the Company is required to pay $50,000 as a deposit towards services upon entry into the agreement. In addition, the Company is required to pay $50,000 on October 1st, 2008 as an additional deposit. At September 30, 2008, the Company has paid the first $50,000 deposit to ICM which was booked as a prepaid professional expense. ICM and the Company have verbally agreed to extend the payment deadline of the second deposit until the Company has the ability to make an additional deposit.
Note 5. SHAREHOLDERS’ EQUITY
Common and Preferred Stock
During the quarter ended September 30, 2008, the Company issued 26,613 shares of common stock to a consultant for services. The shares were issued at fair market value on the date of issuance of $0.38 per share resulting in a total of $10,000 in expense. The shares were issued under the Company’s S-8 registration statement.
During the quarter ended September 30, 2008, the Company issued 1,000,000 shares of common stock to a consultant for services. The shares were issued for fair market value on the date of issuance of $0.20 per share resulting in a total of $200,000 in expense. The shares were issued under the Company’s S-8 registration statement.
During the quarter ended September 30, 2008, the Company issued 1,030,000 shares of common stock to an existing shareholder. The shares were issued pursuant to a settlement agreement for a claim for payment of fair value to a shareholder dissenting to a corporate action. The shareholder previously held 1,030,000 shares and this issuance was an exchange of the shareholder’s prior shares.
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

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
During the quarter ended September 30, 2008, the Company issued warrants to purchase up to 9,000,000 shares of the Company’s common stock to a consultant for services. The Warrant vests as follows: 2,500,000 of the Warrant Shares were vested immediately, an additional 2,500,000 of the Warrant Shares will vest upon execution of a consulting agreement with CIT (or similar project finance funding source) and entry into a letter of intent to provide funding to the Company of at least $3,000,000, with the remaining 4,000,000 Warrant Shares vested upon the receipt of funds by the Company sufficient to fund its Harvey County Kansas waste to energy project. The Consultant’s Warrant has an exercise price of $0.20 per share and a term of 5 years. The value of the vested warrants were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 3.2525%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 5 years. The estimated value of the vested warrants expensed was $300,000.
During the quarter ended September 30, 2008, the Company also issued warrants to purchase up to 1,437,500 shares of the Company’s common stock in connection with the Promissory Note issuance listed in Note 8. The warrant was fully vested and had an exercise price of $0.23 per share. The value of the vested warrants were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 3.2525%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 7 years. The estimated value attributed to the warrants was $225,688.
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
At September 30, 2008, 1,066,316 shares of common stock have been issued pursuant to stock grants under the Plan. In addition, options to purchase up to 4,050,000 shares of common stock have been granted under the Plan, of which 2,000,000 shares of common stock were issued upon exercise of these options. The Company continues to reserve 2,050,000 shares to be issued upon exercise of the remaining option, as well as reserving the remaining 4,883,684 shares yet to be granted under the Plan.
Note 7. COMMITMENT AND CONTINGENCIES
In the quarter ended March 31, 2008, the Company entered into a one year lease for commercial office space at 1800 Century Park East in Los Angeles, CA. The lease has minimum lease obligations of approximately $1,800 per month and is for 2 separate offices totaling approximately 600 square feet.
Note 8. PROMISSORY NOTES
On March 3, 2008, the Company issued to Heritage Holding Group, LLC, a Delaware limited liability company (“Lender”) a Senior Secured Promissory Note (the “Original Note”) in the principal amount of up to $550,000. The Note was due and payable on December 31, 2008. The Original Note bears interest at the rate of 15% per annum and the Lender received a 10% origination fee on the Original Note, which was deducted from the payment of principal at the time the funds were disbursed. The Original Note was issued pursuant to a Senior Secured Note Purchase Agreement. The $50,000 origination fee was expensed $25,000 in the quarter ended March 31, 2008 and $25,000 in the quarter ended June 30, 2008. To secure the Original Note, the Lender was granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of the Security Agreement dated March 3, 2008.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
On September 2, 2008, the Original Note was amended to provide that the principal and interest will be due and payable on December 31, 2009. The Original Note was also amended to provide that at any time prior to December 31, 2009 the Lender, in its sole discretion, can convert the outstanding principal and interest into shares of common stock of the Company, at the rate of $0.10 per share. A copy of the amended Original Note is attached hereto as Exhibit 10.11.
On September 2, 2008, BioGold Fuels Corporation, a Nevada corporation (“BioGold” or the “Company”) entered into a Securities Purchase Agreement with Heritage Opportunity Fund, LLC, a California limited liability company (“Lender”) pursuant to which BioGold issued to Lender a Senior Secured Convertible Promissory Note in the principal amount of $287,500 (the “Additional Note”) and a Warrant to purchase 1,437,500 shares of the BioGold common stock (the “Warrant”). The Lender, at its sole option, may cause the Company to issue an additional note and second warrant on terms identical to the Note and the Warrant on or before October 1, 2008 and a third note and third warrant on terms identical to the Note and the Warrant on or before November 1, 2008 (respectively, the “Second Note”, the “Second Warrant,” the “Third Note,” and the “Third Warrant”). A copy of the Additional Note and Securities Purchase Agreement are attached hereto as Exhibits 10.10 and 10.12.
The Additional Note is due and payable on December 31, 2009. The Additional Note bears interest at the rate of 15% per annum and the Lender receives a 15% origination fee on the additional proceeds from the Additional Note, which is deducted from the payment of principal at the time the funds are disbursed. The Additional Note and the Warrant were issued pursuant to a Securities Purchase Agreement.
To secure the Additional Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated September 2, 2008. The Additional Note allows prepayment only upon Lender’s prior written consent to remove the security interest. In addition, the Additional Note is convertible at the Lender’s discretion into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.10 per share, or (ii) the price per share of common stock issued to any investor in the Company (other than employees, consultants, directors or strategic partners) subsequent to the date of the First Note.
The Warrant is exercisable for five shares of common stock in the Company for each $1 of principal under the Additional Note. The exercise price of the Warrant is $0.23 per share which is equal to the closing price of the Company’s common stock on the day the Note was issued. The Warrant has a term of seven years and includes a net issue exercise provision.
Under the Securities Purchase Agreement, the Company is required to file a registration statement with the Securities and Exchange Commission on or before December 31, 2008, to register under the Securities Act of 1933, as amended, (the “Securities Act”) the shares to be received by the Lender upon conversion of the Additional Note, the Warrant, the $550,000 Original Note and, if issued, the Second Note, the Second Warrant, the Third Note and the Third Warrant.
The maximum number of shares to be converted, based on the Original Note and Additional Note principal amount of $837,500 as well as the $46,219 in accrued interest is as follows:

				Share
Issue	Maturity		Accrued	Maximum
Date	Date	Principal	Interest	Conversion
September 2, 2008	December 31, 2009	$837,500	$46,219	8,837,190
In addition to the 8,837,190 shares listed above, if the Warrant attached to the Additional Note was exercised in full, an additional 1,437,500 shares of common stock would be issued.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
The Company issued Warrants with a fair value of $225,688. These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.
In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $51,968 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF Issue 00-27 “Application of Issue No.98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair value. Accordingly, the Company recognized the fair value of the detachable warrants of $177,780 as additional paid-in capital and an equivalent discount against the convertible notes. The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes. As long as any portion of the convertible notes remains outstanding, the Company shall not pay any cash dividends or distributions on any equity securities of the Company without prior written consent from the holders of the convertible note.
The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	70%

Contractual life	7 years

Risk-free interest rate	3.2525%

Dividend yield	Nil
At September 30, 2008, the Company had received $837,500 of the Original and Additional Notes, less the $87,500 origination fee. At September 30, 2008, $46,219 in interest had accrued on the outstanding balance of the Original and Additional Notes which the Company has recorded as an accrued expense. The $37,500 origination fee on the Additional Note is being amortized over the life of the Additional Note for which it booked $3,125 as expense for the quarter ended September 30, 2008. The Company expensed the $50,000 origination fee on the Original Note $25,000 in the quarter ended March 31, 2008 and $25,000 in the quarter ended June 30, 2008 and did not discount it over the life of the note because the Original Note’s maturity date originally fell within the same year as the note’s issuance.
Liquidated Damages
Pursuant to the Securities Purchase Agreement, on or before December 31, 2008, the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register the shares of stock issuable to the Purchaser upon conversion of the Notes (including the Senior Secured Promissory Note issued to Heritage Holding Group, LLC in the aggregate principal amount of $550,000 on March 3, 2008, as amended) or exercise of the Warrants. The Company shall use its best efforts to ensure that such registration statement be declared effective by no later than January 30, 2009 (the “Effective Date”). The Company shall pay the Purchaser a penalty of 5% of the aggregate outstanding amount under all outstanding Notes (the “Penalty”) for each 30 day period (or portion thereof) if the registration statement is not filed by December 31, 2008 or the registration statement is not declared effective by the Effective Date. The Penalty is payable in either cash or shares of common stock of the Company, at the option of the Purchaser. The Company shall bear all its expenses incurred in connection with the registration statement, including the reasonable fees and disbursements of a single special legal counsel for the Purchaser, not to exceed $10,000.
At September 30, 2008, the Company has not recognized any expense associated with the registration statement filing requirement.

BioGold Fuels Corporation
Condensed footnotes to the financial statements
September 30, 2008
Note 9. PAYROLL LIABILITIES
On February 12, 2007, the Company employed Steve Racoosin as the Company’s Chief Executive Officer. Mr. Racoosin was to receive a salary of $275,000 per year. The Company paid Mr. Racoosin a total of $109,545 and payroll tax of $17,286 pursuant to his employment. The remaining $134,258 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability. On May 1, 2008, Mr. Racoosin’s salary remained at $275,000 per year pursuant to entry into a new employment agreement. In addition, Mr. Racoosin is to receive an auto allowance of $850 per month.
In the nine months ended September 30, 2008, the Company paid Mr. Racoosin a total of $38,277 pursuant to his employment. The remaining $167,973 was recorded as an accrued payroll liability.
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
In the nine months ended September 30, 2008, the Company paid Mr. Barsness a total of $88,123. The remaining $51,877 was recorded as an accrued payroll liability.
During the nine months ended September 30, 2008, the Company also accrued payroll liabilities of $4,464 for 2 employees for undeposited tax withholdings.
During the nine months ended September 30, 2008, the Company also accrued $26,160 in employer’s share of payroll taxes.
During the nine months ended September 30, 2008, the Company accrued $19,903 in unpaid vacation time.

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
Liquidity and Capital Resources
The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources:
Since Inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At September 30, 2008, we had cash and cash equivalents on hand of $94,508, trading securities valued at $335, prepaid insurance and expenses of $61,733, and a negative working capital position of $416,583. Although we have taken actions to reduce operating losses by reducing operating expenses and headcount, we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended September 30, 2008, in order to raise working capital, the Company issued to certain accredited investors Senior Secured Promissory Notes (the “Notes”) in the principal amount of $837,500. The Notes bear interest at the rate of 15% per annum. The Notes were issued pursuant to a Senior Secured Note Purchase Agreement. The Company has received $837,500, less the $87,500 origination fees, of the Notes at September 30, 2008.
To secure the Notes, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement.
Although the Notes provided $750,000 in net working capital, the proceeds from the Notes may not be sufficient to satisfy the Company’s capital needs for the next 12 months and the Company may need to raise additional funds.
The complete terms and conditions of the foregoing transaction are set forth in the Notes, Security Agreement, and Senior Secured Note Purchase Agreement, which were attached as exhibits to our Form 10-KSB for the year ended December 31, 2007 and Form 8-k filed September 4, 2008.
Item 3. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of M. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of September 30, 2008. However, the company and its management also identified areas requiring improvement as identified below.
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
Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at September 30, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act.

In summary, as a result of our preliminary assessment of internal control over financial reporting under COSO criteria we identified the following material weaknesses as well as significant deficiencies that are expected to be remediated during the fiscal year 2008. Despite the existence of the findings, we believe that our consolidated financial statements contained in this Form 10-Q filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal quarter ended September 30, 2008 and from the period from Inception (September 8, 2004) through September 30, 2008 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm is not required to attest on our internal control for the fiscal quarter ended September 30 2008.
As of September 30, 2008, the following material weaknesses where found in our internal control over financial reporting were identified:
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
As of September 30, 2008, the following significant deficiency was found in our internal control over financial reporting:
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
As discussed above, our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at September 30, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarterly period ended September 30, 2008, the Registrant sold unregistered securities as described below. Except as disclosed below, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith.
During the quarter ended September 30, 2008, the Company issued 26,613 shares of common stock to a consultant for services. The shares were issued at fair market value on the date of issuance of $0.38 per share resulting in a total of $10,000 in expense. The shares were issued under the Company’s S-8 registration statement.
During the quarter ended September 30, 2008, the Company issued 1,000,000 shares of common stock to a consultant for services. The shares were issued for fair market value on the date of issuance of $0.20 per share resulting in a total of $200,000 in expense. The shares were issued under the Company’s S-8 registration statement.
During the quarter ended September 30, 2008, the Company issued 1,030,000 shares of common stock to an existing shareholder. The shares were issued pursuant to a settlement agreement for a claim for payment of fair value to a shareholder dissenting to a corporate action. The shareholder previously held 1,030,000 shares and this issuance was an exchange of the shareholder’s prior shares.
During the quarter ended September 30, 2008, the Company entered into a Securities Purchase Agreement with Heritage Opportunity Fund, LLC, a California limited liability company (“Lender”) pursuant to which BioGold issued to Lender a Senior Secured Convertible Promissory Note in the principal amount of $287,500 (the “Additional Note”) and a Warrant to purchase 1,437,500 shares of the BioGold common stock (the “Warrant”). The Lender, at its sole option, may cause the Company to issue an additional note and second warrant on terms identical to the Note and the Warrant on or before October 1, 2008 and a third note and third warrant on terms identical to the Note and the Warrant on or before November 1, 2008 (respectively, the “Second Note”, the “Second Warrant,” the “Third Note,” and the “Third Warrant”). A copy of the Additional Note and Securities Purchase Agreement are attached hereto as Exhibits 10.10 and 10.12.
The Additional Note is due and payable on December 31, 2009. The Additional Note bears interest at the rate of 15% per annum and the Lender receives a 15% origination fee on the additional proceeds from the Additional Note, which is deducted from the payment of principal at the time the funds are disbursed. The Additional Note and the Warrant were issued pursuant to a Securities Purchase Agreement.
To secure the Additional Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated September 2, 2008. The Additional Note allows prepayment only upon Lender’s prior written consent to remove the security interest. In addition, the Additional Note is convertible at the Lender’s discretion into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.10 per share, or (ii) the price per share of common stock issued to any investor in the Company (other than employees, consultants, directors or strategic partners) subsequent to the date of the First Note.
The Warrant is exercisable for five shares of common stock in the Company for each $1 of principal under the Additional Note. The exercise price of the Warrant is $0.23 per share which is equal to the closing price of the Company’s common stock on the day the Note was issued. The Warrant has a term of seven years and includes a net issue exercise provision.
Under the Securities Purchase Agreement, the Company is required to file a registration statement with the Securities and Exchange Commission on or before December 31, 2008, to register under the Securities Act of 1933, as amended, (the “Securities Act”) the shares to be received by the Lender upon conversion of the Additional Note, the Warrant, the $550,000 Original Note and, if issued, the Second Note, the Second Warrant, the Third Note and the Third Warrant.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the quarterly period ended September 30, 2008 to a vote of security holders through the solicitation of proxies or otherwise.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

10.1	License Agreement between BioGold Fuels Corporation and Energy Dynamics Corporation International. (1)

10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (3)

10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (4)

10.5	Employment Agreement between Steve Racoosin and BioGold Fuels Corporation. (5)

10.6	Employment Agreement between Chris Barsness and BioGold Fuels Corporation. (6)

10.7	Harvey County Resource Recovery Agreement. (7)

10.8	Professional Services Agreement with ICM, Inc. (8)

10.9	Development Agreement with ICM, Inc. (9)

10.10	Securities Purchase Agreement with Heritage dated September 2, 2008. (10)

10.11	Amended Note with Heritage dated September 2, 2008. (11)

10.12	Convertible Note with Heritage dated September 2, 2008. (12)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

#	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(3)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(5)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(6)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(7)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on August 20, 2008.

(8)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 11, 2008.

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 11, 2008.

(10)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 4, 2008.

(11)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 4, 2008.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 4, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 31, 2008.

Biogold fuels corporation.
By:	/s/ Steve Racoosin
	Name:	Steve Racoosin
	Title:	Chief Executive Officer and Chairman of the Board of Directors
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Racoosin Steve Racoosin	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	October 31, 2008

/s/ Chris Barsness Chris Barsness	Chief Financial Officer (principal accounting and financial officer) & Secretary	October 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	License Agreement between BioGold Fuels Corporation and Energy Dynamics Corporation International. (1)

10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (3)

10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (4)

10.5	Employment Agreement between Steve Racoosin and BioGold Fuels Corporation. (5)

10.6	Employment Agreement between Chris Barsness and BioGold Fuels Corporation. (6)

10.7	Harvey County Resource Recovery Agreement. (7)

10.8	Professional Services Agreement with ICM, Inc. (8)

10.9	Development Agreement with ICM, Inc. (9)

10.10	Securities Purchase Agreement with Heritage dated September 2, 2008. (10)

10.11	Amended Note with Heritage dated September 2, 2008. (11)

10.12	Convertible Note with Heritage dated September 2, 2008. (12)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

#	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(3)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(4)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on March 5, 2008.

(5)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(6)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Periodic Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 7, 2008.

(7)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on August 20, 2008.

(8)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 11, 2008.

(9)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 11, 2008.

(10)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 4, 2008.

(11)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 4, 2008.

(12)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on September 4, 2008.