Form 10-K
period 2008-12-31
Biogold Fuels CORP
filed 2009-04-13
CIK 1381192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 333-138869

BIOGOLD FUELS CORPORATION
(Name of Issuer in Its Charter)

Nevada	20-5609647
(State of Incorporation)	(IRS Employer Identification No.)

230 Park Avenue, Suite 1000
New York, NY 10169	10169
(Address of Principal Executive Offices)	(Zip Code)
(646) 435-5529
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name Of Each Exchange On Which
Title Of Each Class	Registered

None	None
Securities registered under Section 12(g) of the Exchange Act:

Name Of Each Exchange On Which
Title Of Each Class	Registered

None	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: As of December 31, 2008, there were 79,632,002 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

BIOGOLD FUELS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2008

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
Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K (this “Form 10-K”). Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.
We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

Item 1. Business
Overview
BioGold Fuels Corporation (the “Company” or “BioGold”) is a renewable energy company that converts various forms of municipal solid waste (“MSW”), and other feedstocks, into usable forms of fuel and energy, effectively utilizing all components of MSW so that the amount of MSW ending up in landfills is close to zero. BioGold’s strategy combines both a “front-end” process and a “back-end” process. This combination of technologies under one roof is revolutionary in the trash processing industry. On the front-end, BioGold uses sterilization technology to sort and process MSW as it is brought in from trash hauling companies or landfills. BioGold will receive a “tip fee” to receive the MSW, resulting in one revenue stream. The back-end utilizes several technologies to convert the MSW into biodiesel fuel, ethanol, or energy that BioGold will then sell to end users, thus creating a second revenue stream. Any remaining plastics, metals, or other material that cannot be converted into fuel or energy will be sold as individual components, such as aluminum, which has been processed into a more readily usable form. This creates a third revenue stream.
Industry Background
Currently, there are millions of tons of trash being disposed of by consumers throughout the world that end up in landfills and cause major environmental problems, from leaking of potentially hazardous chemicals into groundwater to the pollutants released from an accidental fire in a landfill or tire disposal facility. A host of new technologies, however, promise to create an irreversible paradigm shift for the better. No longer will it be necessary for us to consider the trashing of our environment an inevitable consequence of economic development. Nearly all forms of “waste” material can now be converted to marketable products in an environmentally-friendly, and very profitable, way.
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

•
We have the business expertise to get projects from the conceptual to the real world. As discussed above, many new tech companies have only the scientific/engineering knowledge and so, though they have wonderful ideas, investors to their companies never see profits. In many cases, they never see any actual projects.

•
We also have the technical know-how to determine which new technologies are viable and to develop improvements on existing technologies. This know-how is not limited to that of inventors; it includes the nuts and bolts of plant construction, engineering and project management skills necessary to get a new idea off the ground.

•
Perhaps as much as any other factor, key members of management have been in the alternative waste-to-energy business for many years and know what does and what does not work. This is a team of people who don’t just dream about the possible; they know how to make it happen.

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

Existing and Future Projects
The Company has several projects currently in process. These include those involving various waste feedstocks and a variety of marketable outputs. Details of each project are provided in this report. Projects are only undertaken if they meet the following criteria:
*	Contracts are available to ensure long-term availability of the feedstock;

*	Long-term marketability of the outputs at a profitable price is ensured;

*	Management has determined that the technology to be employed will result in the projected outputs and therefore revenue streams;

*	The project complies with all applicable regulations;

*	The equipment and engineering will be done by a substantial engineering company which will warrant its work;

*	The project has a short payback and unusually high return on investment.
Based upon these criteria, we are pursuing projects to build Alternative Energy Centers (“AECs”) that process 150 tons to over 5,000 tons per day, initially in the United States and ultimately worldwide. The capital cost of each project varies anywhere from $7 million to over $200 million, depending on the tons per day (“TPD”) of MSW processed. We have not started construction or operations of these facilities and there is no assurance that any of these facilities will be built.
Competition
Although there are a number of waste-to-energy companies in the market, we have not identified other companies which have the same ability to handle as large a variety of waste products in one AEC complex and, to our knowledge, none of the companies have been successful in generating renewable energy from MSW by eliminating potential hazardous components of the MSW by sterilization technology. BioGold is nearly alone in this niche of the waste-to-energy business. Similar companies can only take one type of waste, (e.g. scrap tire only) versus multiple types of waste for processing (e.g. MSW, scrap tire, medical waste, electronic waste, green waste, and construction debris). In addition, we are not aware of any other companies that will take in MSW and sterilize the MSW prior to further processing through our sterilization technology, which results in significantly diminished odor and reduced chance of illness to the workers in the processing plants. The Company may face significant competition from other; more developed, experienced, or financially supported companies. The Company feels that focusing on smaller municipalities and taking all forms of waste will significantly distinguish us from any other potential competition from larger companies. Since our business model calls for us to provide electricity, synthetic diesel fuel, ethanol, and other recycling byproducts, we compete broadly with companies that provide similar solutions and companies that produce these fuels and electricity. We may also face competition from existing and newly developed companies in the waste to fuel industry that may attempt to use the same business model. In addition, fully integrated major oil/chemical companies that may be pursuing similar technologies have substantially greater access to resources needed to successfully enter the emerging alternative fuels market. These companies have significantly greater financial, managerial, marketing, distribution and other infrastructure resources than the Company.
Based on the favorable advantages of our BioGold technologies, we believe that BioGold AECs will offer technical and operational advantages, including the following:
*	Hydrocarbon conversion rate not previously achievable of more than 80%, without the same magnitude of dangerous residual by-products;

*	Decontamination of dangerous residual by-products (halogens, etc.) in a liquefied process that yields nominal amounts of salt;

*	Dramatically reduced diesel processing residence times;

*	MSW as a feedstock allows landfill reduction/reclamation simultaneously;

*	Energy self-sufficient;

*	Highest quality fuel;

*	Modular/De-centralized units; and

*	Additional electricity and heat production.
Target Markets
Because the Company’s model allows for a large range of possible projects, a decision to take up a particular project is based more on the criteria listed above than particular geographic areas or type of customer/client. Having said this, the Company has targeted rural jurisdictions, smaller U.S. municipalities, Latin America, Europe and Asia as favorable current markets. The Company believes that it has a distinct competitive advantage in smaller jurisdictions with variant waste streams and enjoys good current contacts in the overseas locations enumerated. We have formed a joint venture with Jack Allen Holdings Limited in the United Kingdom to build up to 35 plants throughout the United Kingdom and the European Union. The joint venture provides that each party will bear its own costs to pursue multi fuel processing facilities and ownership in any joint venture will be split 70% to Jack Allen and 30% to BioGold for projects in the United Kingdom. For projects outside of the United Kingdom, but in Europe, the ownership percentages will be 60% to Jack Allen and 40% to BioGold.
Processing Technology
Our processing technologies offer an environmentally safe and profitable way of disposing of a wide variety of waste feedstocks. A centerpiece of this waste-to-fuel conversion technology is the BioGold sterilization technology, which sterilizes all types of waste streams from a hard to handle heterogeneous state into a sterile, classified and automatically sorted homogeneous feedstock. BioGold owns or has rights to sterilization technology in many countries worldwide. The front-end of our process utilizes rotating sterilization vessels that sterilize and remove pathogens from MSW in an environmentally benign manner. The process further separates recyclables that can be sold into an existing marketplace (ferrous and non ferrous metals and recyclable plastics). We currently estimate that our process is capable of diverting approximately 75% of MSW, by volume, from landfills and other disposal methods. Using this sterilization process, biomass material is transformed into a cellulose material that has the texture and appearance of potting soil. Plastic containers are flattened and ferrous metals and aluminum are de-lacquered and cleaned. Feedstock for the auger gasifier for fuel production or electricity generation consists of the sterilized soft cellulose fraction, sterilized plastics, textiles and rubber. The auger gasifier can convert these organics into a renewable diesel fuel. The electricity yield by diesel or gas engine generator is higher than the conventional Steam heat Recovery Boiler & Steam Turbine Generator system. By eliminating the potential hazardous components in the feedstock through sterilization and mechanical classification process, we can achieve a system configuration with the most competitive capital expenditures
BioGold Fuels recognizes three revenue streams in MSW: first, from the “tipping fees” we are paid for receiving MSW; second, from the sale of the inorganic recyclables; and third, from the sale of electricity or fuels. Plastics and synthetic fibers can be processed by catalytic de-polymerization or gasification processes to also yield liquid fuels and/or synthesis gases. In addition, the intrinsic value of reducing the volume of waste diverted to a landfill, along with the attendant costs of transportation and site cost is significant. The key to value extraction from MSW is the ability to efficiently separate MSW into discrete components. The sterilization unit places MSW in a controlled time, temperature, pressure, and agitation environment that achieves the following:
•
First, the paper and packaging products (cellulosics for ethanol conversion) are consistently reduced in size to yield a homogenous fiber feedstock the size of pre-cooked oatmeal flakes. This permits the separation of cellulose material from the other organics and inorganics by simple mechanical screening. This is a process intensive step and not a labor intensive step as in the largely manual operations in MRFs (material recovery facilities). In addition, there is no need to either pre-shred or open trash bags prior to sterilization as the internal agitation in the sterlizer performs this function.

•
Second, the leftover portion from screening contains ferrous and non-ferrous metals, plastics, textiles, and other large discards. The ferrous material is removed using magnetic separation and the non-ferrous (e.g., aluminum) is removed using eddy current separation. This leaves plastics bottles and films as well as textiles, wood, etc. ready to be sized to -1/2” for feedstock to either gasifier or polymerization technology. Prior to grinding, heavy material is removed by air density separation techniques.

•
In addition to the size reduction/separation capability provided by sterilizing, the sterilization technology licensed by BioGold removes volatile organic compounds (VOC’s) from the waste and renders them harmless by the effect of high temperature processing of steam to decompose such VOC’s into smaller molecules and discharge out of the sterilizer into the condensate. After a simple treatment of condensate and off-gas, there are no major emission or waste water issues.

•	Further, the sterilization time and temperature condition completely sterilize the MSW and destroys any and all pathogens inherent in the incoming material with no remaining odors.
BioGold Fuels Front-End Process
The front end of a BioGold Fuels facility will feature an MSW tip floor where gross sorting and removal of large, unprocessible material will be performed. From the tip floor, presorted MSW will be conveyed to the sterilization units where gravity filling will be employed until each sterilization unit fills to a predetermined weight. Each sterilization unit will be about 40 feet in overall length and will have a diameter of 8 feet. There will be a single door at a full 8 foot width for loading and unloading the sterilization unit contents. Based on typical bulk density of MSW, the sterilization unit will have a working capacity of ~9 short tons per batch. The fill rate will be between 0.5 to 1.0 tons per minute of MSW, and 0.6 tons per minute average is the design goal. Following sterilization unit fill a proprietary cook cycle in terms of time, temperature, and agitation will be performed that will result in about a two hour cover-to-cover time between batches for each sterilization unit. The sterilization unit will rotate to vertical to allow filling by gravity. After filling, it will return to horizontal for the ‘cook’ cycle, and then will rotate to the opposite vertical position to discharge the cooked contents by gravity to a live bottom pit below.
Each sterilization unit will dump to a discharge conveyor to the downstream mechanical classification process at the end of the cycle resulting in a continuous flow of cooked MSW to the downstream process. The mechanical classification process consists of trommel screens, magnetic/eddy current separators, gravity separators, and conveyors. Each sterilization unit will perform a cycle in about two hours, allowing up to12 cooks per 24 hour day per sterilization unit or about 100 tons per day of MSW capacity per sterilization unit. Production can be adjusted by varying the spacing between cooks. To achieve maximum efficiency, the ideal configuration is a cluster of three 40’ sterilization units yielding between 250 to 300 tons per day of MSW processing capacity. To increase capacity further we can add additional vessel clusters.
BioGold Fuels Back-End Process
Our second technology is an advanced commercial thermal distillation and gasification system to convert various waste materials including coal, municipal solid waste, medical waste, post-consumer plastics, tires, automobile shredder residue, biosolids and biomass into syngas and carbon. The syngas can then be used to create electricity and liquid fuels. This innovative technology will cost effectively provide benefits by:
1)	Reducing cradle to grave liability (consuming waste rather than burying it)

2)	Eliminating in plant containment and storage risks (pollution free solution)

3)	Eliminating hauling risks and expense (new community employment opportunities)

4)	Reduction in handling efforts and costs (modular systems scale up or down as needed)

5)	Saving potential energy costs through co-generation (Consume some of the energy made during the process fostering conservation)

6)	Produce clean fuels (gas and liquid) from waste feed stocks such as:
1)	Biomass which includes:
a)	MSW (municipal solid waste)
b)	Agricultural Waste
•	Animal Waste
•	Agricultural Residue
c)	Human Waste
•	Biosolids
•	Medical Waste
2)	Industrial Waste
a)	Bottom Oil
b)	Industrial Solvents
c)	Certain Chemical Processing Wastes
d)	Waste Coal
e)	Sewer Sludge
Many new technologies in the recycling field have emerged with increases in petroleum prices and concern over global warming. Most handle only one type of waste. By comparison, BioGold’s process handles numerous waste streams. The gasification technology has been already permitted to operate in State of California by EPA. The pyrolysis is thermal decomposition of material in an oxygen starved atmosphere, which generates the syngas with a higher content of hydrogen and carbon-monoxide with less carbon dioxide. Gasification should not be confused with incineration or drying. The combination of proven hardware and system control software allow BioGold to install a system that can be reliably operated in an environmentally sustainable way to help solve the problem of solid waste disposal by profitably recycling waste materials into marketable form. BioGold will grow its business through expansion of waste processing capacity and by adding other suitable feed-stocks, such as algae, that can be processed on the site. The process equipment is modular and can be easily expanded as additional feed-stocks and capital from generated cash flow are obtained. The gasification advanced recycling technology consists of a reactor chamber (a sealed chamber) heated with Super Low NOx burners. The patented super low NOx burner system is considered the most efficient in the world for low NOx emissions. The reactor is designed so that no raw gases can be released to the atmosphere. Thermal distillation is the thermal decomposition of organic matter at temperatures sufficient to volatilize or gasify organic material in the absence of oxygen. As the temperature increases, the vapors flow out of the reaction chamber and are condensed to fuel form which can be used as a clean energy source.
The process sequence is as follows:
1)	Ignition of highly efficient, Super Low NOx, low emission burners. It takes approximately one hour to bring the system up to processing temperature once feedstock is loaded and purging is complete.

2)
Depolymerization, Distillation and condensing normally start within 10 to 15 minutes. All gases leaving the system go through the condenser at which point the gases condense in to fuels which include syngas, alcohols and fuel oils.

3)
Another product produced in the process is carbon (char) which has numerous commercial applications depending on the feedstock and the purity of this material. Gasification technology can produce medium grade synthetic diesel and ethanol. These alternative fuels may qualify for financial incentives and tax credits, as well as government grants and loan guarantees, which the Company is aggressively pursuing.

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
Engineering and Manufacturing
We currently anticipate outsourcing the development of our facilities and the manufacture of our BioGold multi-fuel processing plants to contract engineering firms and contract manufacturing firms. We will retain in house engineering and logistics to oversee the outsourced manufacturing and engage in research and development of new or changing technologies.
On September 9, 2008, BioGold entered into a Development Agreement (“Development Agreement”) and Professional Services Agreement (“Services Agreement”) (collectively, the “Agreements”) with ICM, Inc., a Kansas corporation (“ICM”). Pursuant to the Development Agreement, BioGold and ICM will work to jointly develop a fully engineered and fully-integrated commercial plant design to process municipal solid waste. In addition, ICM will act as BioGold’s exclusive engineering firm and general contractor for all of BioGold’s future facilities. In exchange, ICM will not design, engineer, or construct any municipal solid waste processing facilities that may compete with BioGold. ICM also has acquired the right to market municipal waste processing facilities to non-municipality customers, such as private industry, for which BioGold will receive an agreed upon percentage of the cost of any facility built based upon this marketing. The term of the Development Agreement is for fifteen (15) years with automatic renewal for additional five (5) year periods.
Pursuant to the Services Agreement, ICM is engaged to design and engineer BioGold’s waste to energy facility in Harvey County, Kansas. ICM will provide BioGold with preconstruction services and design and engineering for process, electrical, civil, structural, architectural, automation, and controls for BioGold’s Harvey County facility.
The complete terms and conditions of the foregoing Agreements are set forth in the Development Agreement and Professional Services Agreement, which are attached hereto as exhibits 10.1 and 10.2 to the Company’s Form 8-K filed with the Commission on September 10, 2008.
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
Item 2. Description of Property.
Our executive offices are located at 230 Park Avenue, Suite 1000, New York, NY 10169. The office was leased for one year from January 1, 2009 through December 31, 2009 at a monthly rental rate of approximately $425.00. We believe that our facility is currently sufficient for our existing activities; however, we may need to seek additional office space in one or more locations in the near future to accommodate the company’s rapid growth and expansion plans. The facilities are well maintained and in good condition. From January — December 2008, the Company occupied office space located at 1800 Century Park East, Suite 600, Los Angeles, California 90067. At January 14, 2009 the Company moved locations to 230 Park Avenue, Suite 1000, New York, NY 10169. For the year ended 12/31/08, the Company paid approximately $27,000 of rent expense.

Item 3. Legal Proceedings.
We are not a party to any material legal proceedings and we are not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operations. On January 2, 2009, Christopher Barsness (“Barsness”), the Company’s former Chief Financial Officer, initiated a lawsuit in the Superior Court of California, County of Los Angeles, West District, against the Company and its Chief Executive Officer, for intentional infliction of emotional distress and damages related to Barsness’ resignation from the Company. The Company is defending the suit and believes it is without merit.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to a vote of security holders through the solicitation of proxies during the fiscal year ended December 31, 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been traded on the OTC Bulletin Board over-the-counter market since January 8, 2008 under the symbol “BIFC.OB,” and there has been only limited trading since then. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock on the OTC Bulletin Board, for the quarters presented. Prices represent inter-dealer quotations without adjustments for markups, markdowns and commissions, and may not represent actual transactions.

	High		Low
Year ended December 31, 2007
First quarter	$	n/a	$	n/a
Second quarter	$	n/a	$	n/a
Third quarter		$0.20		$0.01
Fourth quarter		$0.90		$0.12
Year ended December 31, 2008
First quarter		$1.45		$1.00
Second quarter		$0.51		$0.37
Third quarter		$0.37		$0.27
Fourth quarter		$0.14		$0.01
As of December 31, 2008, we had 106 shareholders of record of our common stock.
Dividends
We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that our Board may think relevant. However, we currently intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains certain information relating to outstanding warrants and options to purchase our common stock granted pursuant to compensation arrangements as of December 31, 2008:
Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,222,289	$0.23	10,000,000
Equity compensation plans not approved by security holders	none	—	—

Total	1,222,289	$0.23	10,000,000

(1)
Consists of common stock, non-qualified options to purchase our common stock that have been granted pursuant to our 2004 Stock Option Plan and 2008 Equity Incentive Plan. On February 8, 2007, we filed with the SEC a Registration Statement on Form S-8 to register 10,000,000 shares of our common stock issuable under the 2008 Equity Incentive Plan.

(2)	We have not granted any options to purchase our common stock pursuant to equity compensation plans that have not been approved by our stockholders.
Recent Sales of Unregistered Securities
During the past three years, the Registrant sold unregistered securities as described below. Except as disclosed below, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith. During the year ended December 31, 2006, the Company entered into subscription agreements through a private placement of unregistered securities to sell and issue 2,730,423 shares of Series A Convertible Redeemable Participating Preferred Stock. $2,530,423 of the gross aggregate proceeds from this issuance was received in the year ended December 31, 2006. The remaining $200,000 was booked as a subscription receivable and received in 2007. During the year ended December 31, 2006, the Company issued 500,000 shares of common stock to two consultants as compensation for services and recognized $500,000 in compensation expenses. In addition, the Company issued 120,000 shares of preferred stock to a consultant for services and recognized $120,000 in compensation expense. During the year ended December 31, 2006, the Company agreed to reverse part of the cancellation of common stock by Steve Racoosin. The Company reissued 1,500,000 shares back to Mr. Racoosin. On February 12, 2007, Hudson & Co., LLC contributed 1,000,000 shares of common stock back to the Company. These shares were added to our authorized but unissued shares of common stock. During the year ended December 31, 2007, the Company entered into a subscription agreement through a private placement of unregistered securities to sell and issue 160,000 shares of Common Stock at $0.50 per share for net proceeds of $79,950. During the year ended December 31, 2007, the Company issued 29,442,546 shares of common stock, of which 3,000,423 were shares of preferred stock that were converted to common stock pursuant to the BioGold Merger and issued 21,908,987 shares of common stock pursuant to the Cab-tive Merger. During the year ended December 31, 2008, the Company did not sell any unregistered shares.
Issuer Purchases of Equity Securities
During the year ended December 31, 2008, the Company did not purchase any of its own shares.

Item 6. Selected Financial Data.
N/A
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates since the end of our last fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included elsewhere in this Form 10-K. The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and with applicable SEC rules and regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including, among others, those affecting revenues, the allowance for doubtful accounts, and the useful lives of tangible and intangible assets. The discussion below is intended to be a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed above and elsewhere in this Form 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is neither a complete list of all of our accounting policies, nor does it include all the details surrounding the accounting policies we have identified. There are other accounting policies that are significant to us. For a more detailed discussion on the application of these and our other accounting policies, please refer to the footnotes to our consolidated financial statements included elsewhere in this Form 10-K.
Revenue Recognition
We have not earned any revenue; however, we will recognize revenue from the provision of municipal solid waste (“MSW”) in the form of a tip fee paid by a trash hauler or landfill for each ton of MSW or other waste brought to us for processing. This revenue will be recognized as earned when the MSW or other waste is delivered to a BioGold facility for processing. We also will recognize revenue from the sale of outputs in the form of recycled metals, electricity, and fuels. This revenue will be recognized as earned when actual outputs are sold and delivered to the end customer.
The Company is a development stage enterprise as that term is defined by the US Generally Accepted Accounting Principles. As such, we have not generated any revenue to date and have not started our planned principal operations. Although the Company will continue to devote substantially all of its efforts to earning revenue, there can be no guarantee as to when or if revenue will be recognized.
Operating Expenses
We have segregated our recurring operating expenses among two categories: (1) research and development, and (2) selling, general and administrative expenses. Selling, general and administrative expenses include salaries and benefits for our executives, business development, human resources, finance, information technology staffing, advertising, promotional costs and travel and overall corporate expenses, such as rent, supplies and corporate financial promotion activities. Based on our plans for future growth, we expect our selling, general and administrative costs to increase significantly in the future.

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
Liquidity and Capital Resources
The following section discusses the effects of changes in our balance sheet and cash flow on our liquidity and capital resources:
Since inception, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development and licensing activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2008, we had cash and cash equivalents on hand of approximately $45,000, and a negative working capital position of $641,000. Although we have taken actions to reduce operating losses by reducing operating expenses and headcount, we may continue to generate losses in the near term. Our present financial position raises doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

On March 3, 2008, the Company issued to Heritage Holding Group, LLC, a Delaware limited liability company (“Lender”) a Senior Secured Promissory Note (the “Original Note”) in the principal amount of up to $550,000. The Note was originally due and payable on December 31, 2008. The Original Note bears interest at the rate of 15% per annum and the Lender received a 10% origination fee on the Original Note, which was deducted from the payment of principal at the time the funds were disbursed. The Original Note was issued pursuant to a Senior Secured Note Purchase Agreement. The $50,000 origination fee was expensed $25,000 in the quarter ended March 31, 2008 and $25,000 in the quarter ended June 30, 2008. To secure the Original Note, the Lender was granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of the Security Agreement dated March 3, 2008.
On September 2, 2008, BioGold entered into a Securities Purchase Agreement with Heritage Opportunity Fund, LLC, a California limited liability company (“Lender”) pursuant to which BioGold issued to Lender a Senior Secured Convertible Promissory Note in the principal amount of $287,500 (the “Additional Note”) and a Warrant to purchase 1,437,500 shares of the BioGold common stock (the “Warrant”). The Additional Note was originally due and payable on December 31, 2009. The Additional Note bears interest at the rate of 15% per annum and the Lender received a 10% origination fee on the additional proceeds from the Additional Note, which was deducted from the payment of principal at the time the funds were disbursed. The Additional Note and the Warrant were issued pursuant to a Securities Purchase Agreement.
To secure the Additional Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated September 2, 2008. The Additional Note allows prepayment only upon Lender’s prior written consent to remove the security interest. In addition, the Additional Note was originally convertible at the Lender’s discretion into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.10 per share, or (ii) the price per share of common stock issued to any investor in the Company (other than employees, consultants, directors or strategic partners) subsequent to the date of the First Note.
The Warrant is exercisable for either shares of common stock in the Company or a newly-authorized series of preferred stock. The exercise price of the Warrant is $0.03 per share which is $0.02 above the closing price of the Company’s common stock on the day the Note was issued. The Warrant has a term of seven years and includes a net issue exercise provision.
On November 4, 2008, Lender exercised the Option, and the Company issued to Lender a Senior Secured Convertible Promissory Note in the principal amount of $294,117, due and payable on January 31, 2010 (the “Second Note”) and a Warrant to purchase 19,607,700 shares at a price of $0.03 per share (the “Second Warrant”). In conjunction with the issuance of the Third Note, the Company agreed to modify the Original Note and the Additional Note so as to make each convertible at a price of $0.03 per share and payable on January 31, 2010. The Company also agreed to modify the Warrant to make the Warrant exercisable for 19,166,667 shares at a price of $0.03 per share. In addition, simultaneously with the closing of this transaction, the Company issued a warrant (the “Third Warrant”) to purchase 36,666,667 shares of the Company’s common stock with an exercise price of $0.03 per share.
Under the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission on or before December 31, 2008, to register under the Securities Act of 1933, as amended, (the “Securities Act”) the shares to be received by the Lender upon conversion of the Additional Note, the Warrant, the Original Note, the Second Note, the Second Warrant, the Third Note and the Third Warrant. This registration requirement has been temporarily waived by the Lender
The maximum number of shares into which the Notes and Warrants which can be converted, based on the principal amount of $837,500 is as follows:

				Share
Issue	Maturity		Accrued	Maximum
Date	Date	Principal	Interest	Conversion
November 4, 2008	December 31, 2010	$1,131,617	$84,623	115,982,367
These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.

We account for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, we use the Black Scholes model and the net present value of certain penalty amounts.
The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	70%

Contractual life	7 years

Risk-free interest rate	3.3%

Dividend yield	Nil
At December 31, 2008, the Company had received $1,131,617 of the Original and Additional Notes, less the $87,500 origination fee. At December 31, 2008, $84,623 in interest had accrued on the outstanding balance of the Original and Additional Notes which the Company has recorded as an accrued expense. The $37,500 origination fee on the Additional Note is being amortized over the life of the Additional Note. The Company expensed the $50,000 origination fee on the Original Note $25,000 in the quarter ended March 31, 2008 and $25,000 in the quarter ended June 30, 2008 and did not discount it over the life of the note because the Original Note’s maturity date originally fell within the same year as the note’s issuance.
Accounting for the Conversion and the Warrants Issued as Part of the Convertible Note Financing
The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability. The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is approximately 40 million shares. In addition, the shares and underlying the warrants are also subject to registration rights. The original discount on debt is amortized over the life of the debt. The warrants were valued using the Black-Scholes option pricing model and are being amortized over the life of the debt.
The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

Warrants
The following summarizes the stock purchase warrant transactions for the year ended December 31, 2008:

Weighted
	Number of	average exercise
	Warrants	price
Outstanding, January 1, 2008	—	—
Warrants issued	75,441,134	$0.03
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—

Outstanding, December 31, 2008	75,441,134	$0.03
The fair value of the Warrants at December 31, 2008, was $473,041 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk free interest rate		3.00%
Expected life		5 years
Expected volatility		70%
Dividend per share	$	None
The Company incurred non cash financing expense of $176,000 in connection with the issuance of the Convertible Notes and Warrants. At December 31, 2008, the Company amortized $102,251 of discount on debt related to warrants and origination fees.
The complete terms and conditions of the foregoing transaction are set forth in the Note, Security Agreement, and Senior Secured Note Purchase Agreement, which were attached as exhibits to our Form 10-KSB for the year ended December 31, 2007.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our consolidated financial statements and consolidated footnotes thereto required to be included in Item 7 are set forth on page F-1 of this report.
Item 8. Financial Statements and Supplementary Data.
N/A
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2007. However, the Company and its management also identified areas requiring improvement as identified below.

Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act . In summary, as a result of our preliminary assessment of internal control over financial reporting under COSO criteria we identified the following material weaknesses as well as significant deficiencies that are expected to be remediated during the fiscal year 2009. Despite the existence of the findings, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2008 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm is not required to attest on our internal control for the fiscal year ended December 31, 2008. As of December 31, 2008, the following material weaknesses where found in our internal control over financial reporting were identified: 1) The Company did not conduct appropriate risk assessment or testing in 2008 to satisfy COSO requirements; 2) We did not have sufficient segregation of duties over a variety of financial processes; and 3) We did not formally document many of the reviews conducted by the financial department in the processing and preparation of the company financial statements. These processes include journal entries, account reconciliations, consolidations, and equity reconciliations.
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
Management of BioGold is responsible for the preparation, consistency, integrity, and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates. As discussed above, our management, including the chief executive officer and principal financial officer, concluded that we did not maintain appropriate internal control over financial reporting at December 31, 2008. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we did not performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act. The Board of Directors exercises its oversight role with respect to the Company’s systems of internal control primarily through its Audit Committee, which is comprised solely of outside directors. The Committee oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

The Company’s consolidated financial statements have been audited by PMB Helin Donovan, independent auditors. As part of its audit, PMB Helin Donovan considers the Company’s internal control to plan the audit and determine the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made accordance with the standards of the Public Company Accounting Oversight Board (United States). Management’s assertion that the Company did not maintain effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America has not been audited by PMB Helin Donovan. Management has made available to PMB Helin Donovan all the Company’s financial records and related data, and information concerning the Company’s internal control over financial reporting, and believes that all representations made to PMB Helin Donovan during its audits were valid and appropriate.
Changes in Internal Control Over Financial Reporting
In connection with our evaluation pursuant to paragraph (d) of Rule 240.13a-15 or Rule 240.15d-1, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of December 31, 2008, the table below and following summary set forth the name, age and business experience of each of our directors and executive officers.

Name	Age	Position
Steve Racoosin	55	Chief Executive Officer and Chairman of the Board
James Burchetta	59	President and Director
Ronald Scott Moss	51	Chief Financial Officer and Secretary
Walter Wendland	52	Director
Michael Ott	31	Director
Steve Racoosin was a founder and director of BioGold since inception. Mr. Racoosin was named Chief Executive Officer and Chairman of the Board on February 12, 2007. In 2002, Mr. Racoosin founded World Waste of America, Inc., which later became World Waste Technologies, Inc., a publicly traded waste-processing company. A high tech visionary, Mr. Racoosin brings over 30 years experience in energy development projects, landfill operations, and alternative waste solutions. Mr. Racoosin was the Founder and CEO/President of Full Circle Industries, Inc. Mr. Racoosin’s past research efforts include pressurized steam classification technologies for municipal solid waste in addition to biomass to liquid fuels and pyrolysis/gasification technologies. Mr. Racoosin’s background includes landfill land management activities with R. E. Wolfe enterprises and San Bernardino County. Mr. Racoosin has been a member of the International Union of Operation Engineers and the Iron Workers Union. Mr. Racoosin’s substantial experience in business includes project conception, finance, design, and construction giving him a broad range of knowledge in critical business processes involved in the conversion of waste to energy production and waste contract procurement experience. Mr. Racoosin has demonstrated and continues to demonstrate his commitment to the ‘zero waste’ concept.

Christopher Barsness served as a management, legal and financial consultant to the Company from May 2006. On October 1, 2007, he was appointed Chief Financial Officer. Mr. Barsness agreed to resign from the Company effective November 8, 2008. Ronald Moss was then appointed as the Company’s General Counsel, Chief Financial Officer and Secretary. Mr. Moss is a corporate/securities attorney with 25 years of wide ranging legal and business experience, including: general corporate; negotiation and drafting of contracts; initial public and secondary offerings; private placements; ‘34 Act reports and mergers and acquisitions. A graduate of the University of Miami School of Law, with honors, he has been part of senior management of several successful private and public companies, including Total Solutions, Inc., a software company; Integrated Media, Inc., a web development company; Hungarian Broadcasting Corp., a Nasdaq company that operated the first private television stations in Hungary; and Debt Resolve, Inc., an Amex listed company providing online debt resolution services. Mr. Moss was responsible for a broad range of corporate and financial matters at each of these companies. He is a member of the New York State Bar. Subsequent to December 31, 2008, Mr. Barsness has filed suit against the Company as discussed in Note 11 to the consolidated financial statements.
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
On March 10, 2008, Michael Ott was elected to the board by a majority of existing board of directors. He serves as one of our independent directors. Mr. Ott is the Executive Director of BIOWA, a trade association and consulting group for biobased products. Headquartered in Iowa City, BIOWA connects researchers, farmers, investors and entrepreneurs to Grow the Bioeconomy™. Mr. Ott is also a board member of Practical Environmental Solutions, a biomass pelletizing company. He is a Governor of the American Biofuels Council and an advisory board member of the Clean Tech Law and Business Journal. Mr. Ott previously served as the director of Iowa BioDevelopment in Eddyville, IA. Mr. Ott has also authored a number of scientific papers related to the Emerging Bioeconomy and autocatalytic processes. He brings a well-featured background in publications, being the focus of over 50 stories in periodicals such as the Chicago Tribune, Des Moines Register, and Cedar Rapids Gazette. Mr. Ott was also named one of the Top 40 Under 40 Businesspeople in Iowa in 2007. Mr. Ott received his M.S. degree in Bioinorganic Chemistry from the University of Iowa and his Bachelor of Arts from Simpson College. Director Service and Compensation All of our directors hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of our records, we are not aware of any of our officers, directors or beneficial owners of more than 10% of our securities that failed to timely file one or more reports disclosing beneficial ownership of our securities as required under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.
Item 11. Executive Compensation.
The following section contains information about the compensation paid to our executive officers and directors during the “last completed fiscal year” (as that phrase is used in Item 402 of Regulation S-B promulgated under the Securities Act). For purposes of this section, the “last completed fiscal year” consists of the twelve month period ending December 31, 2008.
Summary Compensation Table
The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the persons who served as our Chief Executive Officer during the last fiscal year, along with all other executive officers whose total compensation exceeded $100,000.

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards	All Other
	Cash	(1)	(1)	Compensation	Total
Name	($)	($)	($)	($)	($)
Steve Racoosin (1)	$112,832	$	$	—	$112,832

Christopher Barsness (2)	134,153				134,153

(1)	Mr. Racoosin is being paid based upon an annual salary of $275,000 per annum.

(2)
Mr. Barsness is being paid based upon an annual salary of $200,000 per annum, as increased as of April 1, 2008 from $160,000. Mr. Barsness resigned from the Company as of November 8, 2008, at which time the Company and Mr. Barsness entered into a Mutual Release and Separation Agreement. Pursuant to this agreement, the Company has paid Mr. Barsness $20,000.

Employment Agreements and Change of Control Provisions
The Company has employment agreements with Steve Racoosin, the Company’s Chief Executive Officer; James Burchetta, the Company’s President; and Ronald Moss, the Company’s Chief Financial Officer. Each employment agreement contains a change of control provision.
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

Outstanding Equity Awards At Fiscal Year End
The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each named executive officer as of December 31, 2008:

	Option Awards					Stock Awards
Equity
Incentive
Plan
			Awards:			Number	Market
		Number of	Number of			of Shares	Value of
	Number of	Securities	Securities			of Stock	Shares of
	Securities	Underlying	Underlying			That	Stock
	Underlying	Unexercised	Unexercised	Option		Have	That
	Options	Options	Unearned	Exercise	Option	Not	Have Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)
Steve Racoosin, Chief Executive Officer (1)	—	—	—	—	—	—	—

Chris Barsness, Chief Financial Officer and Secretary (2)	1,145,896	—	—	$0.23	11/6/2016	—	—

James Burchetta, President (3)	9,000,000	9,000,000		$0.01	11/1/2018	—	—

(1)	Mr. Racoosin was appointed our Chief Executive Officer on February 12, 2007.

(2)
Mr. Barsness was granted a non-statutory stock option to purchase 1,145,896 shares of our common stock, which option vested as follows: 1/3 of the shares vested immediately upon grant and the remaining shares vested on April 1, 2007. The options are exercisable at $0.23 per share.

(3)	Consists of currently exercisable warrants to purchase 9,000,000 shares of the Company’s common stock.
Director Compensation
The following table sets forth information concerning the compensation of our directors during the year ended December 31, 2008:

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards	All Other
	Cash	(1)	(1)	Compensation	Total
Name	($)	($)	($)	($)	($)
Steve Racoosin (2)	$112,832	$	$	—	$112,832
(3)	—	$	$	—	$—

(1)	Based upon the aggregate grant date fair value computed in accordance with FAS No. 123R (revised 2004), Share-Based Payment.

(2)	Mr. Racoosin earned fees based upon his position as Chief Executive Officer and not as compensation for service on the board of directors.

(3)	All other directors have not received any form of compensation for the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008 by: (i) each stockholder who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each member of our Board; (iii) the named executive officers; and (iv) all of our current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or entity, as set forth below, include shares of common stock that such person or group has the right to acquire on or within sixty days after December 31, 2008 pursuant to the exercise of warrants or options for the conversion of convertible securities.

	Shares Beneficially
	Owned (1)
	Common
Name	Stock	Percentage
Steve Racoosin (2)	14,147,541	17.76%
Walter Wendland	1,418,324	1.78%
Michael Ott	0	* %
Chris Barsness (3)	4,354,405	5.47%
Ronald Moss	500,000	*
James Burchetta (4)	9,000,000	11.30

All Executive Officers and Directors as a Group (6 persons)	29,420,270	36.94%

*	Less than 1%

(1)
Applicable percentage of ownership is based upon 79,632,002 shares of our common stock outstanding as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares shown as beneficially owned. Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of December 31, 2008 are deemed outstanding for computing the shares and percentage ownership of the person or entity holding such warrants or convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(2)	Consists of: 14,147,541 shares of common stock owned by One World Zero Waste, LLC, of which Mr. Racoosin is the beneficial owner as sole manager and member.

(3)	Consists of: 3,208,509 shares of common stock owned by Mr. Barsness and 1,145,896 shares issuable upon exercise of an option to purchase common stock that is currently exercisable.

(4)
44 Consists of currently exercisable warrants to purchase 9,000,000 shares of the Company’s common stock. Per SFAS 123R, total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied. Thus, the total compensation cost measured at the date of a modification shall be (1) the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus (2) the incremental cost resulting from the modification.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
There were no related transactions during the year ended December 31, 2008. Messrs. Ott and Wendland serve as our independent directors, as defined by Item 407 of Regulation S-K.
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate fees billed for each of the last two fiscalyears ended December 31, 2007 and 2008 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements were $47,000 and $60,200, respectively.
Audit-Related Fees
We were not billed any fees in the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements which are not reported under the previous paragraph of this section.
Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were: approximately $10,000.
All Other Fees
There were no fees billed in the last two fiscal years for products and services provided by the principal accountant, other than the services reported in the previous paragraphs.
The Audit Committee selected PMB Helin Donovan, an independent registered public accounting firm, as our independent auditors for the year ended December 31, 2008.
Audit Committee Pre-Approval Policies
Rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002, as amended, require public company audit committees to pre-approve audit and non-audit services. Effective as of October 25, 2007, our Audit Committee has adopted a policy for the pre-approval of all audit, audit-related and tax services, and permissible non-audit services provided by our independent auditors. The policy provides for an annual review of an audit plan and budget for the upcoming annual financial statement audit, and entering into an engagement letter with the independent auditors covering the scope of the audit and the fees to be paid. Our Audit Committee may also from time-to-time review and approve in advance other specific audit, audit-related, tax or permissible non-audit services. In addition, our Audit Committee may from time-to-time give pre-approval for audit services, audit-related services, tax services or other non-audit services by setting forth such pre-approved services on a schedule containing a description of, budget for and time period for such pre-approved services. The policies require our Audit Committee to be informed of each service and the policies do not include any delegation of our Audit Committee’s responsibilities to management. Our Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at its next scheduled meeting. During the years ended December 31, 2007 and December 31, 2008, our Audit Committee approved 100% of the total fees that were paid to PMB Helin Donovan. Our Audit Committee has determined that the rendering of all other non-audit services by PMB Helin Donovan is compatible with maintaining PMB Helin Donovan’s independence. During the year ended December 31, 2008, none of the total hours expended on our financial audit by PMB Helin Donovan were provided by persons other than PMB Helin Donovan’s full-time permanent employees.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
PART I
Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Stockholders of BioGold Fuels Corporation
We have audited the accompanying consolidated balance sheets of BioGold Fuels Corporation as of December 31, 2007 and 2008, and the related statements of income, stockholders’ deficit, and cash flows for each of the years ended December 31, 2008 and 2007 and from inception (September 8, 2004) through December 31, 2008. BioGold Fuels Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biogold Fuels Corporation as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the years ended December 31 2008 and 2007 and from inception (September 8, 2004) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred recurring operating losses and had a negative working capital at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to this matter are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PMBHD Helin Donovan, LLP
Firm’s Signature
San Francisco, CA
City, State
March 30, 2009
Report Date

BIOGOLD FUELS CORP
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS
Current assets
Cash	$45,400	$48,564
Trading securities	—	5,364
Prepaid expenses	5,134	—

TOTAL CURRENT ASSETS	50,534	53,928

Other assets
Prepaid professional Fees	18,558	—

TOTAL ASSETS	$69,092	$53,928

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$70,889	$47,360
Accrued interest	84,623	—
Accrued payroll liabilities	535,962	151,105

TOTAL CURRENT LIABILITIES	691,474	198,465

Convertible notes, net of discounts of $535,181	679,469	—

TOTAL LIABILITIES

Stockholders’ Deficit
Common stock
700,000,000 shares authorized, $0.001 par value; 79,632,002 and 74,923,233 shares issued and outstanding, respectively	79,631	74,925
Additional paid-in capital	11,489,479	9,159,444
Accumulated deficit during development stage	(12,870,961)	(9,378,906)

TOTAL STOCKHOLDERS’ DEFICIT	(1,301,851)	(144,537)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$69,092	$53,928

The accompanying notes are an integral part of these financial statements.

BIOGOLD FUELS CORP
(A Development Stage Company)
Consolidated Statements of Operations

	For the year	For the year	From Inception
	ended	ended	(September 8, 2004)
	December 31, 2008	December 31, 2007	through December 31, 2008

REVENUE	$—	$—	$—

OPERATING EXPENSES
Research & Development	4,197	—	707,935
Selling, General and administative	3,068,089	1,206,764	11,675,531

Total Operating Expenses	3,072,286	1,206,764	12,383,466

LOSS FROM OPERATIONS	(3,072,286)	(1,206,764)	(12,383,466)

OTHER INCOME (EXPENSE)

Interest Income	1,179	14,774	15,953
Interest Expense	(413,363)	(1,500)	(413,363)
Realized gain on trading securities	—	5,069	5,069
Realized loss on trading securities	—	(106,803)	(106,803)
Unrealized loss on trading securities	(5,363)	(68,600)	(73,963)
Other income	—	—	96,505
Other expense	(222)	(4,818)	(5,389)

Total Other Income (Expense)	(417,769)	(161,878)	(481,991)

LOSS BEFORE INCOME TAXES	(3,490,055)	(1,368,642)	(12,865,457)

INCOME TAX EXPENSE	(2,000)	(2,704)	(5,504)

NET LOSS	$(3,492,055)	$(1,371,346)	$(12,870,961)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	76,910,694	51,565,752.00

The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year	For the year	From Inception
	ended	ended	(September 8, 2004)
	December 31, 2008	December 31, 2007	through December 31, 2008

Cash flows from operating activities:
Net profit/loss	$(3,492,055)	$(1,371,346)	$(12,870,961)
Adjustment to reconcile net loss
Common stock issued for services	351,400	—	851,400
Preferred stock issued for services		—	120,000
Warrants & options for services and financing costs	1,510,100	555,836	6,354,516
Origination fees	50,000	—	50,000
Amortization of discount on convertible note	102,511	—	102,511
License impairment expense	—	—	242,500
Depreciation and amortization expense	—	1,003	8,471
Impaired asset expense	—	18,387	18,387
Gain on sale of assets to related party	—	(5,000)	(5,000)
Net loss on trading securities, realized	—	101,734	101,734
Net loss on trading securities, unrealized	5,363	68,600	73,963
(Increase) decrease in prepaid expenses	(23,692)	9,768	(23,692)
Increases (decreases) in accounts payable	23,529	(66,464)	70,889
Increase (decrease) in accrued interest	84,623		84,623
Increases (decreases) in other accrued liabilities	384,857	84,169	535,962

Net cash provided by (used in) operating activities	(1,003,364)	(603,313)	(4,284,697)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(124,437)
Purchase of fixed assets from related party	—	(25,000)	(25,000)
Proceeds from sale of trading securities	—	370,554	370,554
Increase in notes receivable from related party	—	—	(110,000)
Loans to related party	—	(248,959)	(248,959)
Repayment by related party on note receivable	—	104,191	104,191
Restricted cash	—	170,257	—
Sale of fixed assets to related party	—	30,000	30,000
Purchase of trading securities in related party	—	(100,000)	(193,709)

Net cash used in investing activities	—	301,043	(197,360)

Cash flows from financing activities:
Sale of common stock	—	79,950	1,707,450
Sale of preferred stock	—	—	2,680,423
Exercise of warrants and options	200	—	4,882
Receipt of subscription receivable	—	200,000	200,000
Repurchase of common stock	—	(158)	(550,158)
Payment of stock sale funding fee	—	—	(515,140)
Proceeds from convertible debt	1,000,000	—	1,000,000
Proceeds from loans and advances, related party	—	—	—

Net cash provided by financing activities	1,000,200	279,792	4,527,457

Net increase (decrease) in cash	(3,164)	(22,478)	45,400

Cash, beginning of period	48,564	71,042	—

Cash, end of period	$45,400	$48,564	$45,400

Supplemental Cash Flow Information:
Taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

Non cash investing and financing activities

Non cash decrease in note receivable from related party	$—	$110,000
Warrants issued with convertible debt	473,042	—
Warrants issued for financing costs	176,000	—
The accompanying notes are an integral part of these financial statements.

BioGold Fuels Corporation
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value	Capital	Deficit	Equity

Inception - September 8, 2004	—	$—	—	$—	$—	$—	$—
Net loss for period	—	—	—	—	—	(816,537)	(816,537)
Warrants issued	—	—	—	—	535,370	—	535,370
Common stock issued for cash at $0.25/share	2,060,000	21	—	—	514,979	—	515,000
Issuance of shares to founders at $0.00001 per share	19,187,500	192	—	—	—	—	192

Balance - December 31, 2004	21,247,500	213	—	—	1,050,349	(816,537)	234,025

Net loss for period	—	—	—	—	—	(4,456,605)	(4,456,605)
Option & warrant issuances	—	—	—	—	3,039,042		3,039,042
Warrants exercised	468,200	5	—	—	4,677	—	4,682
Common stock issued for cash at $0.25/share	1,658,000	17	—	—	414,484	—	414,501
Shares cancelled	(2,000,000)	(20)	—	—	20	—	—
Issuance of shares to acquire IWP Inc.	970,000	10	—	—	242,490	—	242,500
Finder’s fee for common stock sales	—	—	—	—	(400,000)	—	(400,000)
Common stock issued for cash at $1.00 per share	698,000	7	—	—	697,993	—	698,000
Preferred stock issued for cash at $1.00 per share	—	—	150,000	2	149,998	—	150,000

Balance - December 31, 2005	23,041,700	232	150,000	2	5,199,053	(5,273,142)	(73,855)

Net loss for period	—	—	—	—	—	(2,734,418)	(2,734,418)
Options & warrants issued	—	—	—	—	714,171	—	714,171
Common stock repurchase & retirement	(600,000)	(6)	—	—	(549,994)	—	(550,000)
Shares reissued upon reverse of stock cancellation	1,500,000	15	—	—	(15)	—	—
Finder’s fee for Preferred stock sales	—	—	—	—	(115,140)	—	(115,140)
Subcription receivable	—	—	200,000	2	199,998		200,000
Common Stock issued for services	500,000	5	—	—	499,995	—	500,000
Preferred Stock issued for services	—	—	120,000	1	119,999	—	120,000
Preferred stock issued for cash at $1.00 per share	—	—	2,530,423	25	2,530,398	—	2,530,423

Balance - December 31, 2006	24,441,700	$246	3,000,423	$30	$8,598,465	$(8,007,560)	$591,181

Net loss for period	—	—	—	—	—	(1,371,346)	(1,371,346)
Options issued	—	—	—	—	555,836	—	555,836
Cancellation of common stock	(1,000,000)	(10)	—	—	10	—	—
Effect of the BioGold Merger, Exchange, and Conversion	29,442,546	294	(3,000,423)	(30)	(264)	—	—
Effect of the Cab-tive Merger, and Exchange	21,908,987	74,265	—	—	(74,265)	—	—
Common stock repurchase from dissenters	(30,000)	(30)	—	—	(128)	—	(158)
Common stock issued for cash at $0.50 per share	160,000	160	—	—	79,790	—	79,950

Balance - December 31, 2007	74,923,233	$74,925	—	$—	$9,159,444	$(9,378,906)	$(144,537)

Common stock issued for services	1,678,316	1,678	—	—	349,722	—	351,400
Option issuances for services	—	—	—	—	995,750	—	995,750
Warrant issuance for services	—	—	—	—	338,350	—	338,350
Warrant issuance for financing	—	—	—	—	176,000	—	176,000
Exercise of option	2,000,000	2,000	—	—	(1,800)	—	200
Common stock issued in connection with dissent settlement	1,030,000	1,030	—	—	(1,030)	—	—
Common stock issued for merger adjustment	453	—	—	—	—	—	—
Warrants issued with convertible notes	—	—	—	—	473,042	—	473,041
Net loss for period	—	—			—	(3,492,055)	(3,492,055)

Balance - December 31, 2008	79,632,002	$79,633	—	$—	$11,489,478	$(12,870,961)	$(1,301,851)

The accompanying notes are an integral part of these financial statements.

Note 1. COMPANY OVERVIEW AND BASIS OF PRESENTATION
BioGold Fuels Corporation (“BioGold” or the “Company”) is a renewable energy company that focuses on converting various forms of municipal solid waste (“MSW”) into usable forms of fuel and energy, effectively utilizing all components of MSW to reduce the amount of MSW ending up in landfills to as close to zero as possible. BioGold’s strategy combines both a “front-end” process and a “back-end” process. This combination of technologies under one roof is revolutionary in the trash processing industry. On the front-end, BioGold uses sterilization technology to sort and process MSW as it is brought in from trash hauling companies or landfills. BioGold receives a “tip fee” to receive the MSW, resulting in one revenue stream. The back-end utilizes several technologies to convert the MSW into a synthetic diesel fuel, ethanol, or energy that BioGold then sells to end users, thus creating a second revenue stream. Any remaining plastics, metals, or other material that cannot be converted into fuel or energy are sold as individual components, such as aluminum, which has been processed into a more readily usable form. This creates a third revenue stream.
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
The accompanying consolidated financial statements include the accounts of BioGold Fuels Corporation (formerly known as Cab-tive Advertising, Inc. (“Cab-tive”)), and its wholly owned subsidiaries, BioGold Organic Chemicals Division, Inc., Full Circle Industries, Inc. (“Full Circle”), and FCWS LLC (“FCWS”) (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated upon consolidation. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at December 31, 2008 and 2007 and the results of operations, stockholders’ deficit and cash flows for the years then ended have been made. The Company is a development stage enterprise as defined in SFAS No 7.
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
At December 31, 2008, the Company’s current operations utilize approximately $50,000 per month. The Company may need to raise additional capital in order to satisfy its cash needs, unless significant revenue is generated.
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
Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
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
Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible securities. Common stock equivalents at December 31, 2008 and December 31, 2007 are comprised of employee options/warrants of 10,272,289 and 1,222,289, respectively; non employee options/warrants of 85,119,675 and 2,678,341, respectively; and shares issuable upon conversion of promissory note of 40,541,333 and 0, respectively. Inclusion of these stock equivalents in the calculation of earnings per share would be anti-dilutive.

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
Accounting for Convertible Debt Securities
The Company accounts for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, we use the Black Scholes model and the net present value of certain penalty amounts.
Extinguishment of Debt
The Company follows the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) along with related interpretations from Emerging Issues Task Force No. 96-19 (“EITF No. 96-19”). The Task Force reached a consensus that an exchange of debt instruments with substantially different terms is a debt extinguishment and should be accounted for in accordance with paragraph 16 of SFAS No. 140. The Task Force also observed that a debtor could achieve the same economic effect by making a substantial modification of terms of an existing debt instrument. Accordingly, the Task Force reached a consensus that a substantial modification of terms should be accounted for like, and reported in the same manner as, an extinguishment of debt.
From the debtor’s perspective, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the net present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The Company had Amendments in September and November 2008, to the promissory note originally issued in March 2008 and modification in terms of the note occurred. Upon further analysis, management determined that a greater than 10% difference in the net present value of the remaining cash flows of both the original note and the new convertible note had not occurred. Therefore, the Company did not extinguish the debt.
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

Research and Development
Research and development costs are charged to operations when incurred with the exception of patent related filing costs, which are capitalized when the Company can reasonably estimate future cash flows. For the years ended December 31, 2008 and December 31, 2007, the Company had not capitalized any research and development costs. During the year ended December 31, 2007, the Company did not expense any research and development. During the year ended December 31, 2008, the Company recognized $3,665 in research expenses. The Company’s research and development expenses from inception through December 31, 2008 were $707,403.
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
Advertising
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses were $0 and $12,940 for the years ended December 31, 2008 and December 31, 2007, respectively.
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
Cash & Cash Equivalents
The Company treats any highly liquid investments with a maturity of three months or less as cash equivalents in the statement of cash flows. The Company had no cash equivalents at December 31, 2008 and December 31, 2007.
Concentration of Credit Risk
The Company, at times, maintains cash balances in excess of the federally insured limit of $250,000 and $100,000 per institution in 2008 and 2007, respectively. In December 2008, the Company’s bank entered into the FDIC Temporary Liquidity Guarantee Program, which eliminated the ceiling on federally insured deposits. The Company had no uninsured balance as of December 31, 2008.
Newly Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement requires reporting entities to present noncontrolling interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. This FSP becomes effective on _____ 1, during 2009. Early adoption of the FSP is not permitted; however, it will apply retrospectively to the Company’s earnings per share as previously reported. The Company does not currently anticipate that this FSP will have a material impact upon adoption.
Note 4. SIGNIFICANT CONTRACTS
Harvey County Waste Stream Agreement
On August 18, 2008, BioGold entered into a Resources Recovery System Agreement with Harvey County, Kansas. Pursuant to the Agreement, BioGold, through its wholly owned subsidiary BioGold Fuels Kansas, LLC, will manage, operate and pay all costs for the processing and disposal of all incoming nonhazardous solid waste and tires generated within Harvey County except for construction and demolition waste, separated brush and tree debris, separated food waste, separated household hazardous waste, separated nonhazardous special waste and separated recyclables. Harvey County will pay BioGold a “tipping fee” of $35 per ton of waste processed by BioGold pursuant to the agreement. Harvey County estimates that the total amount of waste to be delivered to BioGold by Harvey County will be at least 33,530 tons per year. The agreement provides for the tipping fee to be redetermined by good faith negotiations every five years. If the parties are unable to negotiate a new tipping fee at the end of any five year period, the new tipping fee will be based on the average tipping fee for waste disposal of comparable landfills in neighboring counties, plus 29.6% of such average. BioGold is permitted to process waste from other sources during the term of the agreement provided that waste from Harvey County is given first priority.
As part of the agreement, BioGold is required to construct a 50,000 square foot resource recovery system facility. This facility will be built on approximately 32 acres of land that is leased by Harvey County to BioGold. The lease is part of the Agreement and also gives BioGold the right to use an existing transfer station and eleven (11) pieces of waste processing and hauling equipment and vehicles from Harvey County. BioGold is required to pay Harvey County one dollar ($1.00) per year for the leased land, equipment, and transfer station. BioGold is responsible to maintain and, if necessary, replace the leased equipment. BioGold is required to begin construction on the site within 7 months of the contract date. The Company is in the design stage and has not begun construction at this time. The Company is in discussions with Harvey County about revising the agreement, and have not incurred any penalty to date.
Commencing at the end of the fifth year of the term, BioGold is required to pay Harvey County on an annual basis 5% of the net profit from sales of whatever product or energy is generated by BioGold on the leased real estate.
The term of the agreement is 30 years with one 10 year renewal option exercisable by BioGold with three additional ten year renewal options exercisable by mutual agreement of the parties. The agreement may be terminated by Harvey County upon 30 days notice in the event BioGold is unable to obtain or maintain any governmental permit necessary for the construction and operation of the Resource Recovery System Facility. Per the agreement, the Company is required to pay Harvey County a $50,000 deposit within 30 days of August 18, 2008. As of December 31, 2008, the Company has not made this payment and has not recorded any liability or asset relating to this payment.
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
Under the Professional Services Agreement, the Company is required to pay $50,000 as a deposit towards services upon entry into the agreement. In addition, the Company is required to pay $50,000 on October 1st, 2008 as an additional deposit. The Company has paid the first $50,000 deposit to ICM, $31,442 of which was applied to services rendered during 2008. The remaining $18,558 is booked as a prepaid professional expense at December 31, 2008. ICM and the Company have verbally agreed to extend the payment deadline of the second deposit until the Company has the ability to make an additional deposit.
Employment Agreements
On November 1, 2008, the Company entered into a three year Employment Agreement with Ron Moss, whereby Mr. Moss is to serve as the Company’s General Counsel, Secretary and interim Chief Financial Officer. As compensation for all services to be rendered by Mr. Moss under the agreement, the Company agreed to pay Mr. Moss a base annual salary of One Hundred and Fifty Thousand Dollars ($150,000). In addition, the Company granted Mr. Moss 1,000,000 shares of the common stock of the Company (“Shares”), with 500,000 to be awarded to Mr. Moss upon execution of the agreement, an additional 250,000 Shares to be awarded to Mr. Moss upon the six (6) month anniversary of the agreement and an additional 250,000 Shares to be awarded to Mr. Moss upon the one (1) year anniversary of the agreement.
On November 8, 2008, the Company entered into a three year Employment Agreement with James Burchetta, whereby Mr. Burchetta is to serve as President of the Company. As compensation for all services to be rendered by Mr. Burchetta under the agreement, the Company agreed to pay Mr. Burchetta a base annual salary of Two Hundred Thousand Dollars ($200,000). In addition, the Company agreed that the warrant to purchase 9,000,000 shares of the Company’s stock granted to Mr. Burchetta in his Consulting Agreement, dated August 13, 2008, with the Company would be fully vested, and repriced to $0.01 per share (the closing price on November 6, 2008).
Joint Venture
On March 19, 2009, the Company entered into a joint venture with Enerkem, Inc., of Montreal, Canada (“Enerkem”) to design, construct, maintain, operate and own state-of-the-art Alternative Energy Centers (“AECs”) throughout the US. BioGold’s proven frontend processes will be integrated with Enerkem’s advanced technology to convert municipal waste and other biomass into electricity and liquid fuels. Although this joint venture is nonexclusive, the parties’ intent is to build multiple AECs together. Potential locations in the Northeast, Midwest and Southeast have already been identified.
Note 5. SHAREHOLDERS’ EQUITY
Common and Preferred Stock
During the year ended December 31, 2008, the Company issued 1,178,316 shares of common stock to consultants for services. The shares were issued at fair market value on the dates of issuance resulting in a total of $346,400 in expense. The shares were issued under the Company’s S-8 registration statement.
During the year ended December 31, 2008, the Company issued 500,000 shares of common stock to an executive pursuant to the execution of an employment agreement. The shares were issued for fair market value on the date of issuance of $0.01 per share resulting in a total of $5,000 in expense.
During the year ended December 31, 2008, the Company issued 1,030,000 shares of common stock to an existing shareholder. The shares were issued pursuant to a settlement agreement for a claim for payment of fair value to a shareholder dissenting to a corporate action. The shareholder previously held 1,030,000 shares and this issuance was an exchange of the shareholder’s prior shares.

Common stock options and warrants
During the year ended December 31, 2008, the Company issued options to purchase the Company’s common stock to two (2) consultants for services. One option was issued at an exercise price of $0.0001 per share for a total of 5,000,000 shares, 2,000,000 were fully vested at issuance. The remaining 3,000,000 will vest when the Company has sufficient working capital to sustain operations for one (1) year. The remaining option was issued with an exercise price of $0.38 per share for a total of 500,000 shares of common stock. This option vested as follows: 50% vested immediately with an additional 25% vested after each of the first two years after issuance. The value of the vested options were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 2.5%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 5 years. The estimated value of the vested options expensed was $817,500.
During the year ended December 31, 2008, the Company issued 1,550,000 options to purchase the Company’s common stock to two (2) employees and two (2) board members for services. These options were issued with an exercise price of $0.38 per share. These options vested as follows: 50% vested immediately with an additional 25% vested after each of the first two years after issuance. The value of the vested options were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 2. 5%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 5 years. The estimated value of the vested options expensed was $178,250. Walter Wendland and Michael Ott, both current members of the Company’s board of directors were issued options in this issuance of for 750,000 shares each at the exercise price of $0.38 per share.
During the year ended December 31, 2008, the Company issued warrants to purchase up to 9,000,000 shares of the Company’s common stock to a consultant for services; 2,500,000 of the Warrant Shares were vested immediately, with the remaining to vest upon the occurrence of certain events. Consultant’s Warrant has an exercise price of $0.20 per share and a term of 5 years. The value of the vested warrants were estimated using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate based upon LIBOR rate at the time of the grant which was 3. 3%, dividend yield of 0%, average volatility factor of the expected market price of the Company’s common stock of 70%, and a term of 5 years. The estimated value of the vested warrants expensed was $300,000.
Pursuant to an employment executed with Mr. Burchetta in November of 2008, these warrants were modified to have an exercise price of $0.01, the fair market value at the date of modification, and to vest 100%. Per SFAS 123R, total recognized compensation cost for an equity award shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied. Thus, the total compensation cost measured at the date of a modification shall be (1) the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus (2) the incremental cost resulting from the modification. Because the service conditions of the original award were not expected to be met, the value of the warrants was recalculated based on the modified terms and using a risk freee interest rate of 3% and an expected volatility of 70%. The incremental cost of the remaining unvested 6,500,000 warrants was $38,350.
During the year ended December 31, 2008, the Company also issued various warrants to purchase up to 75,441,134 shares of the Company’s common stock in connection with the Promissory Note issuance. See Note 8 for further discussion of these warrants.
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
At December 31, 2008, 1,066,316 shares of common stock have been issued pursuant to stock grants under the Plan. In addition, options to purchase up to 4,050,000 shares of common stock have been granted under the Plan, of which 2,000,000 shares of common stock were issued upon exercise of these options. The Company continues to reserve 2,050,000 shares to be issued upon exercise of the remaining option, as well as reserving the remaining 4,883,684 shares yet to be granted under the Plan.
Note 7. COMMITMENT AND CONTINGENCIES
In the quarter ended March 31, 2008, the Company entered into a one year lease for commercial office space at 1800 Century Park East in Los Angeles, CA. The lease has minimum lease obligations of approximately $1,800 per month and is for 2 separate offices totaling approximately 600 square feet. This lease was terminated in December 2008.
Note 8. PROMISSORY NOTES
On March 3, 2008, the Company issued to Heritage Holding Group, LLC, a Delaware limited liability company (“Lender”) a Senior Secured Promissory Note (the “Original Note”) in the principal amount of up to $550,000. The Note was originally due and payable on December 31, 2008. The Original Note bears interest at the rate of 15% per annum and the Lender received a 10% origination fee on the Original Note, which was deducted from the payment of principal at the time the funds were disbursed. The Original Note was issued pursuant to a Senior Secured Note Purchase Agreement. The $50,000 origination fee was expensed $25,000 in the quarter ended March 31, 2008 and $25,000 in the quarter ended June 30, 2008. To secure the Original Note, the Lender was granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of the Security Agreement dated March 3, 2008.
On September 2, 2008, BioGold entered into a Securities Purchase Agreement with Heritage Opportunity Fund, LLC, a California limited liability company (“Lender”) pursuant to which BioGold issued to Lender a Senior Secured Convertible Promissory Note in the principal amount of $287,500 (the “Additional Note”) and a Warrant to purchase 1,437,500 shares of the BioGold common stock (the “Warrant”).
The Additional Note was originally due and payable on December 31, 2009. The Additional Note bears interest at the rate of 15% per annum and the Lender received a 10% origination fee on the additional proceeds from the Additional Note, which was deducted from the payment of principal at the time the funds were disbursed. The Additional Note and the Warrant were issued pursuant to a Securities Purchase Agreement.
To secure the Additional Note, the Lender has been granted a first priority interest in all of the assets of the Company pursuant to the terms and conditions of a Security Agreement dated September 2, 2008. The Additional Note allows prepayment only upon Lender’s prior written consent to remove the security interest. In addition, the Additional Note was originally convertible at the Lender’s discretion into shares of common stock of the Company at a conversion price equal to the lower of (i) $0.10 per share, or (ii) the price per share of common stock issued to any investor in the Company (other than employees, consultants, directors or strategic partners) subsequent to the date of the First Note.
The Warrant is exercisable for either shares of common stock in the Company or a newly-authorized series of preferred stock. The exercise price of the Warrant is $0.03 per share which is $0.02 above the closing price of the Company’s common stock on the day the Note was issued. The Warrant has a term of seven years and includes a net issue exercise provision.
On November 4, 2008, the Company issued to Lender a Senior Secured Convertible Promissory Note in the principal amount of $294,117, due and payable on January 31, 2010 (the “Second Note”) and a Warrant to purchase 19,607,700 shares at a price of $0.03 per share (the “Second Warrant”). In conjunction with the issuance of the Third Note, the Company agreed to modify the Original Note and the Additional Note so as to make each convertible at a price of $0.03 per share and payable on January 31, 2010, all other terms of these notes remained the same. The Company also agreed to modify the Warrant to make the Warrant exercisable for 19, 19,166,667 shares at a price of $0.03 per share. In addition, simultaneously with the closing of this transaction, the Company issued a warrant (the “Third Warrant”) to purchase 36,666,667 shares of the Company’s common stock with an exercise price of $0.03 per share.

Under the Securities Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission on or before December 31, 2008, to register under the Securities Act of 1933, as amended, (the “Securities Act”) the shares to be received by the Lender upon conversion of the Additional Note, the Warrant, the Original Note, the Second Note, the Second Warrant, the Third Note and the Third Warrant. This registration requirement has been temporarily waived by the Lender and as of December 31, 2008, no related liability or expense has been recognized by the Company.
The maximum number of shares into which the Notes and Warrants which can be converted, based on the principal amount of $837,500 is as follows:

				Share
Issue	Maturity		Accrued	Maximum
Date	Date	Principal	Interest	Conversion
November 4, 2008	December 31, 2010	$1,131,617	$84,623	115,982,367
These transaction costs were allocated between the convertible debt and the warrants based on their relative fair value.
We account for the notes and related provisions in accordance with provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF 01-6, The Meaning of “Indexed to a Company’s Own Stock”. The Company also evaluates the instruments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” allows measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, we use the Black Scholes model and the net present value of certain penalty amounts.
The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	70%

Contractual life	7 years

Risk-free interest rate	3.25%

Dividend yield	Nil
At December 31, 2008, the Company had received $1,131,617 of the Original and Additional Notes, less the $87,500 origination fee. At December 31, 2008, $84,623 in interest had accrued on the outstanding balance of the Original and Additional Notes which the Company has recorded as an accrued expense. The $37,500 origination fee on the Additional Note is being amortized over the life of the Additional Note. The Company expensed the $50,000 origination fee on the Original Note $25,000 in the quarter ended March 31, 2008 and $25,000 in the quarter ended June 30, 2008 and did not discount it over the life of the note because the Original Note’s maturity date originally fell within the same year as the note’s issuance.

Accounting for the Conversion and the Warrants Issued as Part of the Convertible Note Financing
The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified as a liability. The conversion option of the Convertible Notes allows the holder to convert the Convertible Notes into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. The total number of shares to be issued in satisfaction of the conversion option is approximately 40 million shares. In addition, the shares and underlying the warrants are subject to registration rights. The original discount on debt is being amortized over the life of the debt. The warrants were valued using the Black-Scholes option pricing model and are being amortized over the life of the debt.
The warrants are detachable from the Convertible Notes and have been accounted for separately in accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.
Warrants
The following summarizes the stock purchase warrant transactions for the year ended December 31, 2008:

Weighted
average
	Number of	exercise
	Warrants	price
Outstanding, January 1, 2008	—	—
Warrants issued	75,441,134	$0.03
Warrants exercised	—	—
Warrants forfeited/expired/cancelled	—	—

Outstanding, December 31, 2008	75,441,134	$0.03
The fair value of the Warrants at December 31, 2008, was $473,041 estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk free interest rate		3.00%
Expected life	5 years
Expected volatility		70%
Dividend per share	$	Nil
The Company incurred non cash financing expense of $176,000 in connection with the issuance of the Convertible Notes and Warrants. At December 31, 2008, the Company amortized $102,251 of discount of debt related to warrants and origination fees.
The complete terms and conditions of the foregoing transaction are set forth in the Note, Security Agreement, and Senior Secured Note Purchase Agreement, which were attached as exhibits to our Form 10-KSB for the year ended December 31, 2007.

Liquidated Damages
Pursuant to the Securities Purchase Agreement, on or before December 31, 2008, the Company is required to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register the shares of stock issuable to the Purchaser upon conversion of the Notes (including the Senior Secured Promissory Note issued to Heritage Holding Group, LLC in the aggregate principal amount of $550,000 on March 3, 2008, as amended) or exercise of the Warrants. The Company shall use its best efforts to ensure that such registration statement be declared effective by no later than January 30, 2009 (the “Effective Date”). The Company shall pay the Purchaser a penalty of 5% of the aggregate outstanding amount under all outstanding Notes (the “Penalty”) for each 30 day period (or portion thereof) if the registration statement is not filed by December 31, 2008 or the registration statement is not declared effective by the Effective Date. The Penalty is payable in either cash or shares of common stock of the Company, at the option of the Purchaser. The Company shall bear all its expenses incurred in connection with the registration statement, including the reasonable fees and disbursements of a single special legal counsel for the Purchaser, not to exceed $10,000. At December 31, 2008, the Company has not recognized any expense or liability associated with the registration statement filing requirement. Lender has temporarily waived the registration requirement.
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
In the year ended December 31, 2008, the Company paid Mr. Racoosin a total of $61,277 pursuant to his employment agreement. The remaining $213,723 was recorded as an accrued payroll liability.
On October 1, 2007, the Company hired Christopher Barsness as the Company’s Chief Financial Officer. Mr. Barsness was to receive a salary of $160,000 per year. The Company paid Mr. Barsness a total of $26,213. The remaining $16,847 owed for the year ended December 31, 2007 was recorded as an accrued payroll liability. On April 1, 2008, Mr. Barsness’ salary was increased to $200,000 per year pursuant to entry into an employment agreement. In addition, Mr. Barsness is to receive an auto allowance of $850 per month.
In the year ended December 31, 2008, the Company paid Mr. Barsness a total of $108,123. Approximately $82,000 was recorded as an accrued payroll liability. Subsequent to December 31, 2008, Mr. Barsness has filed suit against the Company, as discussed in note 11.
During the year ended December 31, 2008, the Company also accrued payroll liabilities of approximately $10,000 for 3 employees for undeposited tax withholdings.
During the year ended December 31, 2008, the Company did not pay federal or state withholding taxes. The Company also accrued approximately $62,000 in employer’s share of payroll taxes.
During the year ended December 31, 2008, the Company accrued approximately $17,000 in unpaid vacation time.
Note 10. INCOME TAXES
The Company has incurred significant operating losses since its inception and, therefore, has not generally incurred income tax expense. The following are the components of the income tax provision for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Income tax provision
Current	$2,000	$2,704
Deferred	—	—

Total	$2,000	$2,704

The Company has determined that its deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109).

Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company’s deferred tax assets (liabilities) were as follows for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
Net operating loss carryforward	$1,692,812	$1,336,656
Stock-based compensation	632,910	1,928,726
Depreciation, amortization and other book/ tax differences	165,703	182,515
State tax — Deferred	(136,000)	(244,951)
Research & Development credit	—	—

	2,355,425	3,202,946
Valuation allowance	(2,355,425)	(3,202,946)

Net deferred tax assets	$—	$—
The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets. The Company’s net operating loss carry-forwards, are subject to the limitation under Section 382.
The net operating loss carry-forwards begin expiring in 2019. A more than 50% change in ownership will greatly restrict the use of these losses in the future.
The valuation allowance decreased $847,521 during the year ended December 31, 2008.
The reconciliation of the statutory and effective income tax rates is as follows:

	2008	2007
Federal income tax rate	34.0%	34.0%
State income tax rate, net of federal benefit	8.84%	8.84%
Change in valuation allowance	-42.84%	-42.84%
Other	—%	—%

Effective income tax rate	0.0%	0.0%

Note 11. SUBSEQUENT EVENTS
On January 2, 2009, Christopher Barsness (“Barsness”), the Company’s former Chief Financial Officer, initiated a lawsuit in the Superior Court of California, County of Los Angeles, West District, against the Company and its Chief Executive Officer, for intentional infliction of emotional distress and damages related to Barsness’ resignation from the Company. The Company is defending the suit and believes it is without merit.
On December 1, 2008, the Company enetered into an agreement for office services at 230 Park Avenue, Suite 1000, New York, NY 10169 at a cost of $425. per month. At January 14, 2009 the Company moved locations to 230 Park Avenue, Suite 1000, New York, NY 10169 and entered into a lease for this office space extending through December 31, 2009 at a cost of $425 per month.
On March 19, 2009, the Company entered into a joint venture with Enerkem, Inc., of Montreal, Canada to design, construct, maintain, operate and own state-of-the-art Alternative Energy Centers (“AECs”) throughout the US. BioGold’s proven frontend processes will be integrated with Enerkem’s advanced technology to convert municipal waste and other biomass into electricity and liquid fuels.
On April 8, 2009, the Company’s Board of Directors, upon the recommendation of a special committee formed to consider the matter, authorized the Company to file a Post-Effective Amendment to its previously filed Form S-8 to deregister all shares unsold to date pursuant to such form, and, after the filing of this Form 10-K, to file Form 15 to terminate its registration under Section 12(g) of the Securities Exchange Act of 1934 (the “Act”) and suspend its duty to file reports under sections 13 and 15(d) of the Act and thereafter to implement a reverse split of its outstanding shares.

Exhibit
Number	Description of Exhibit

10.5	Employment Agreement between James Burchetta and BioGold Fuels Corporation. (1)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.

(1)	Attached hereto

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 30, 2009

Biogold fuels corporation.
By:	/s/ Steve Racoosin
	Name:	Steve Racoosin
	Title:	Chief Executive Officer and Chairman of the Board of Directors
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Racoosin Steve Racoosin	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 30, 2009

/s/ Ronald Moss Ronald Moss	Chief Financial Officer (principal accounting and financial officer) & Secretary	March 30, 2009

/s/ Walter Wendland Walter Wendland	Director	March 30, 2009

/s/ Michael Ott Michael Ott	Director	March 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.2	Senior Secured Promissory Note dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.3	Senior Secured Note Purchase Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.4	Security Agreement dated March 3, 2008 by and between BioGold Fuels Corporation and Heritage Holding Group, LLC. (2)

10.5	Employment Agreement between James Burchetta and BioGold Fuels Corporation. #

10.6	Employment Agreement between Ron Moss and BioGold Fuels Corporation. (1)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.#

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. § 1350.#

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. § 1350.#

#	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2008.

(2)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2008.